Form 10-Q
period 1995-03-31
CAPITAL BANCORP/FL
filed 1995-05-12
CIK 702164

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                           FORM 10-Q
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

         For Quarterly period ended March 31, 1995
                             OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to __________________

Commission file no. 2-77167
                       CAPITAL BANCORP

- ----------------------------------------------------------------
   (Exact name of registrant as specified in its charter)

           FLORIDA                                  59-2160717
- -----------------------------------------------------------------
(State or other Jurisdiction of                (I.R.S. Employer
incorporation or organization)             Identification Number)

         1221 Brickell Avenue, Miami, Florida           33131
- ------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

                       (305) 536-1500
- -----------------------------------------------------------------
     (Registrant's telephone number, including area code)

- -----------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  X   Yes   ______  No

As of May 5, 1995, there were 4,774,148 shares of the registrant's common stock outstanding.

==================================================================
                      Page 1 of 20 Pages
                     Exhibit Index Page 17


ITEM 1.          PART I.  FINANCIAL INFORMATION
                CAPITAL BANCORP AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CONDITION
                    (In Thousands of Dollars)

                                         March 31,     December 31,
                                           1995            1994
                                         --------      ------------
                                        (Unaudited)      (Audited)
ASSETS
   Cash and due from banks             $   91,350       $   91,712
   Federal funds sold and securities
     purchased under agreement to resell   18,000           15,000
                                       ----------       ----------
       Cash and cash equivalents          109,350          106,712
                                       ----------       ----------

   Securities held to maturity (Market value 3/31/95 -
     $82,774, 12/31/94 - $ 89,122)         83,140           91,031
   Securities available for sale
    (at market value)                     127,014          130,018
                                       ----------       ----------
       Total securities                   210,154          221,049
                                       ----------       ----------

   Loans                                  658,561          638,144
     Less allowance for loan losses       (10,356)          (9,210)
     Less unearned income                  (2,649)          (2,771)
                                       ----------       ----------
       Loans, net                         645,556          626,163
                                       ----------       ----------
   Accounts receivable -
     factoring subsidiary, net            301,413          262,423
   Premises and equipment, net             33,825           32,358
   Due from customers on acceptances       24,233           30,575
   Other real estate                       13,216           14,710
   Accrued interest and other assets       27,513           29,679
                                       ----------       ----------
       Total assets                    $1,365,260       $1,323,669
                                       ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits:
      Non-interest bearing deposits    $  288,009       $  296,599
      Savings and money market deposits   299,033          315,323
      Time deposits                       309,252          264,871
                                       ----------       ----------
        Total deposits                    896,294          876,793
                                       ----------       ----------
   Funds purchased and securities sold
     under agreements to repurchase       103,107           87,236
   Bank acceptances outstanding            24,233           30,575
   Due to clients -
     factoring subsidiary                  98,895           94,513
   Long-term debt                         126,980          126,980
   Other liabilities                       19,660           16,209
                                       ----------       ----------
       Total liabilities                1,269,169        1,232,306
                                       ----------       ----------
   Stockholders' equity:
      Common stock, $1 par value
         Authorized - 20,000,000 shares
         Issued - 4,852,006 shares - 3/31/95,
         4,821,475 shares - 12/31/94        4,852            4,821
      Capital surplus                       8,617            8,216
      Retained earnings                    86,537           83,445
      Treasury stock, 80,000 shares        (1,440)          (1,440)
      Unrealized loss on securities
         available for sale                (2,475)          (3,679)
                                       ----------       ----------
       Total stockholders' equity          96,091           91,363
                                       ----------       ----------
       Total liabilities and
         stockholders' equity          $1,365,260       $1,323,669
                                       ==========       ==========

See accompanying notes to consolidated financial statements.

                               Page 2
- ------------------------------------------------------------------

                  CAPITAL BANCORP AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
          (In Thousands of Dollars Except Per Share Data)
                            (Unaudited)
                                              Three Months Ended
                                                   March 31,
                                              1995          1994
                                              ----          ----
INTEREST INCOME:
   Loans                                    $15,373       $11,732
   Advances-factoring clients                 5,911         3,345
   Taxable securities                         3,196         2,390
   Tax-exempt securities                         63            86
   Federal funds sold and securities purchased
     under agreements to resell                 246           728
                                            -------       -------
      Total interest income                  24,789        18,281
                                            -------       -------
INTEREST EXPENSE:
   Savings and money market deposits          1,733         1,728
   Time deposits                              3,345         2,383
   Short-term borrowings                      1,285           546
   Long-term debt                             2,430            56
                                            -------       -------
      Total interest expense                  8,793         4,713
                                            -------       -------

      Net interest income                    15,996        13,568
   Provision for loan losses                    375         1,275
   Provision for doubtful accounts-
    factoring subsidiary                        450           735
                                            -------       -------
      Net interest income after provisions   15,171        11,558
                                            -------       -------

OTHER INCOME:
   Factoring revenues                         5,195         4,565
   Service charges on deposits                3,361         2,509
   Fees on letters of credit                    911           977
   Securities gains                              --         1,057
   Other operating income                     1,362         1,143
                                            -------       -------
      Total other income                     10,829        10,251
                                            -------       -------

OTHER EXPENSES:
   Salaries and employee benefits             9,290         8,459
   Occupancy expense, net                     1,819         1,864
   Other operating expenses, net              8,985         6,555
                                            -------       -------
      Total other expenses                   20,094        16,878
                                            -------       -------

   Income before income taxes                 5,906         4,931
   Provision for income taxes                 2,217         1,718
                                            -------       -------

   Net income                               $ 3,689       $ 3,213
                                            =======       =======

   Earnings per common and common
      equivalent share                      $   .74       $   .67
                                            =======       =======

   Cash dividends declared per share of
      common stock                          $  .125       $  .125
                                            =======       =======

   See accompanying notes to consolidated financial statements.

                               Page 3
- ------------------------------------------------------------------

                  CAPITAL BANCORP AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (In Thousands of Dollars)
                            (Unaudited)
                                              Three Months Ended
                                                   March 31,
                                              1995            1994
                                              ----            ----
Cash flows from operating activities:
   Net income                             $  3,689        $  3,213
   Adjustments to reconcile net income to net
      cash provided by operating activities:
   Provision for loan losses                   375           1,275
   Provision for doubtful accounts-
     factoring subsidiary                      450             735
   Depreciation and amortization               944           1,109
   Net losses on other real estate             254              51
   Securities gains                             --          (1,057)
   Gain on disposal of premises and equipment  (32)            (21)
   (Increase) decrease in accrued interest
      and other assets                       1,455          (2,759)
   Increase (decrease) in other liabilities  4,043            (493)
                                          --------        --------
      Net cash provided by
        operating activities                11,178           2,053
                                          --------        --------

Cash flows from investing activities:
   Proceeds from sales of securities            --           1,057
   Proceeds from maturities of securities   12,923          24,328
   Purchase of securities                       --         (26,957)
   Net increase in loans                   (20,099)        (11,844)
   Purchase of premises and equipment       (2,567)         (2,233)
   Proceeds from sale of other real estate   1,835           2,657
   Improvements to other real estate          (264)           (205)
   Proceeds from sale of premises
     and equipment                              75              21
   Increase in accounts receivable-factoring
      subsidiary (net of due to clients)   (35,058)         (9,557)
                                          --------        --------
      Net cash used in
        investing activities               (43,155)        (22,733)
                                          --------        --------

Cash flows from financing activities:
   Net increase in deposits                 19,501           2,074
   Net increase in Federal funds purchased and
      securities sold under
      agreements to repurchase              15,871          26,914
   Repayment of long-term debt                  --            (312)
   Cash dividends                           (1,189)           (576)
   Proceeds from exercise of stock options     432              12
                                          --------        --------
      Net cash provided by
         financing activities               34,615          28,112
                                          --------        --------
Net increase in cash and cash equivalents    2,638           7,432

Cash and cash equivalents at
    beginning of period                    106,712         156,789
                                          --------        --------
Cash and cash equivalents at
   end of period                          $109,350        $164,221
                                          ========        ========

                             (Continued)
                               Page 4
- ------------------------------------------------------------------

                  CAPITAL BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Continued)
                       (In Thousands of Dollars)
                            (Unaudited)
                                              Three Months Ended
                                                   March 31,
                                              1995            1994
                                              ----            ----
Supplemental Disclosures
Cash paid during the period for:
   Interest                               $  8,500       $   4,682
                                          ========       =========

   Income taxes                           $  2,036       $   4,370
                                          ========       =========
Non-cash activities:
   (Increase) decrease in the unrealized
     loss on securities available for sale,
     net of applicable taxes (benefits)
     in 1995 - $711 and in
     1994 - ($1,673)                      $  1,204       $  (2,832)
                                          ========       =========

   Loans transferred to other
     asset categories                     $    331       $      --
                                          ========       =========

See accompanying notes to consolidated financial statements.

                               Page 5
- ------------------------------------------------------------------

                    CAPITAL BANCORP AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 1995

NOTE 1:  Basis of Presentation
- ------------------------------
The Consolidated Statements of Condition for Capital Bancorp and Subsidiaries (the "Company") as of March 31, 1995 and December 31, 1994, the Consolidated Statements of Income and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1995 and 1994 included in Form 10-Q have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The statements are unaudited except for the Consolidated Statement of Condition as of December 31, 1994.

The accounting policies followed for interim financial reporting are consistent with the accounting policies set forth in Note 1 of the Company's latest Annual Report to Stockholders, which is incorporated by reference by the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission. Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Adoption of this Statement did not have a significant impact on the Company's consolidated financial position or results of operations.

The consolidated financial statements include the accounts of Capital Bancorp (the "Parent Company"), Capital Bank (the "Bank") and its subsidiaries and Capital Factors Holding, Inc., and its subsidiaries ("Capital Factors") and Capital Factors Financing Trust, a special purpose trust. All significant inter-company transactions and balances have been eliminated in consolidation.
In the opinion of management, the interim consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information contained therein. The interim results of operations are not necessarily indicative of the results which may be expected for the full year.

NOTE 2: Risk Elements - Loans and Advances
- ------------------------------------------
Foreign Outstandings
- --------------------
Foreign outstandings included in the loan portfolio consisted of the following (in thousands of dollars):

                            March 31, 1995       December 31, 1994
                            --------------       -----------------
  Performing trade credits      $122,829              $111,150
  Other performing loans           2,368                 3,832
  Nonaccrual loans                   161                   334
                                --------              --------
                                $125,358              $115,316
                                ========              ========

Performing trade credits consist primarily of refinanced letters of credit, acceptances purchased and pre-export financings principally to banks that are located in foreign countries. Cash collateral maintained at Capital Bank as offsets to outstanding foreign loans totaled $17.1 million at March 31, 1995 compared to $14.6 million at year end 1994. In addition to the outstanding foreign loans, at March 31, 1995 and December 31, 1994 there were $23.0 million and $28.1 million, respectively, due primarily from foreign customers on acceptances, offset by $2.1 million and $2.2 million of cash collateral maintained at Capital Bank.

The following is a list of cross border outstandings at March 31, 1995 and December 31, 1994 for those countries for which the total amount of outstandings (loans, acceptances, acceptances purchased, pre-export financings and other interest bearing assets), net of
(a) any written guarantees of principal or interest by domestic or other non-local third parties (other than the foreign government) and (b) the value of any tangible liquid collateral that may be netted against the outstandings, exceeds 1% of consolidated total assets at the respective dates (in thousands of dollars):

                 March 31,                         December 31,
                   1995                                1994
                 --------                          -----------
   Argentina     $28,342            Brazil              $18,594
   Brazil         18,618            Argentina            15,982
                                    Mexico               13,999
                 -------                                -------
                 $46,960                                $48,575
                 =======                                =======

                               Page 6
- ------------------------------------------------------------------

At March 31, 1995, Capital Bank had cross border outstandings to Mexico and Ecuador, aggregating $12.2 million and $12.1 million, respectively, which exceeded .75%, but were less than 1% of consolidated total assets. At December 31, 1994, Capital Bank had cross border outstandings to Peru, Ecuador and Bolivia, aggregating $13.2 million, $12.8 million and $10.9 million, respectively, which exceeded .75%, but were less than 1% of consolidated total assets.


At March 31, 1995 and December 31, 1994 Capital Bank held other interest earning assets of $6.4 million and $6.6 million, respectively, issued by debtors located in foreign countries.


Non-accrual and Past Due Loans and Advances
- ------------------------------------------

Management evaluates past due and non-accrual loans and advances regularly in connection with estimating the provisions and the allowances for loan losses and doubtful accounts, taking into consideration the value of collateral and the prospects for repayment of principal and collectibility of interest. Loans and advances are classified on a non-naccrual basis when management deems that collectibility of interest is doubtful, which is generally after 90 days of past due status, unless the loan or advance is well secured and in the process of collection. Charge-offs to the allowances are made when a loss is deemed probable.

At March 31, 1995 there were $979,000 of loans that were over 90 days past due and still accruing interest, as compared to $1.9 million at December 31, 1994. Included in loans 90 days past due and still accruing interest were real estate, consumer and commercial loans of $825,000, $121,000, and $33,000, respectively, at March 31, 1995 as compared to foreign, commercial and consumer loans of $1.5 million, $279,000 and $131,000, respectively, at December 31, 1994. Loans which are over 90 days past due and still accruing interest are in the process of collection and deemed to be well secured.

Following is a summary of non-accrual loans and advances (in thousands):

                                 March 31,        December 31,
                                   1995              1994
                                 --------         ------------
   Commercial                    $ 2,789             $ 3,416
   Foreign                           161                 334
   Real Estate                     1,989               1,801
   Consumer                        1,327               1,547
                                 -------             -------
                                 $ 6,266             $ 7,098
                                 =======             =======

The decrease in non-accrual loans and advances is due to charge-offs and collections partially offset by the transfer of new loans from accrual status to non-accrual status. Management has instituted collection procedures in connection with non-accrual loans and advances and has established allowances for loan losses and doubtful accounts deemed adequate to absorb potential losses, based on information currently available. Many of the factors considered in management's determination as to the adequacy of the allowances involve a significant degree of estimation and are subject to rapid change that may be unforeseen by management. Changes to these factors could result in future adjustments to the allowance for loan losses.
                               Page 7
- ------------------------------------------------------------------

ITEM 2.
                            PART I
             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               CAPITAL BANCORP AND SUBSIDIARIES

Introduction
- ------------

Capital Bancorp (the "Parent Company") is a bank holding company.
Capital Bancorp and Subsidiaries (the "Company") had total consolidated assets of $1.4 billion at March 31, 1995. Capital
Bank (the "Bank"), a Florida-chartered commercial bank, is wholly-owned by Capital Bancorp.

The following discussion and analysis presents the significant changes in the financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with the consolidated financial statements and notes included in Part I, Item 1 of this report.

Financial Condition - March 31, 1995 vs. December 31, 1994
- ----------------------------------------------------------

Total assets increased $41.6 million during the first three months of 1995, composed of an increase of $48.2 million in interest earning assets offset by a decrease of $6.6 million in non-interest earning assets. The increase in assets was composed of increases of $39.0 million in net accounts receivable - factoring subsidiary, $19.4 million in net loans, $2.6 million in cash and cash equivalents and $1.5 million in premises and equipment offset by decreases of $10.9 million in total securities, $6.3 million in due from customers on acceptances, $2.2 million in accrued interest and other assets and $1.5 million in other real estate.

The increase in accounts receivable - factoring subsidiary was due to an overall increase in factoring volume and upward seasonal trends. Capital Factors Holding, Inc. and subsidiaries ("Capital Factors"), a wholly-owned subsidiary of Capital Bank, operates factoring offices in New York, Los Angeles and Ft. Lauderdale. Capital Factors purchases receivables from its clients and records a liability payable to the clients. From time to time, the liability is reduced by advance payment by Capital Factors to the clients, prior to the contractual payment date for the receivables purchased. Such advance payments are interest earning balances of Capital Factors. Interest earning advances amounted to $204.5 million at March 31, 1995, compared to $169.7 million at December 31, 1994. Non-accrual advances amounted to $293,000 and $739,000 at March 31, 1995 and December 31, 1994, respectively.

The increase in net loans primarily consisted of an increase in loans of $20.4 million offset by an increase of $1.1 million in the allowance for loan losses. The increase in loans was comprised of increases of $13.3 million in international - commercial loans, $4.8 million in mortgage loans, $3.7 million in overdrafts and $1.6 million in domestic - commercial loans offset by decreases of $2.2 in acceptances purchased and $899,000 in installment loans. The growth in international - commercial loans resulted from increased marketing efforts of foreign trade finance services.

The allowance for loan losses totaled $10.4 million and $9.2 million at March 31, 1995 and December 31, 1994, respectively, representing, 1.6% and 1.4% of outstanding loans at these dates, respectively. The increase in the allowance for loan losses is primarily due to the $1.1 million recovery of certain non-trade foreign loans which were charged off during 1994. Non-accrual loans and loans 90 days or more past due amounted to $7.0 million and $8.3 million, at March 31, 1995 and December 31, 1994, respectively. The adjusted ratio of annualized net loans charged off to average loans outstanding was .20% and 1.77% for the three months ended March 31, 1995 and 1994, respectively. The ratios of annualized net loans charged off to average loans outstanding mentioned above exclude the $1.1 million recovery of certain non-trade foreign loans during the first quarter of 1995 and $6.3 million in charge-offs of non-trade foreign loans in the first quarter of 1994. Based on information currently available, management believes the allowance for loan losses to be adequate to absorb losses, if any, which might occur on these loans or are otherwise inherent in the loan portfolio. In determining the level of the allowance, management considers a variety of factors including the financial condition of borrowers, the availability and nature of collateral, current economic conditions and past loan loss experience, among other things. Such factors are subject to estimations and assumptions regarding future events. At this time, management is unable to predict the amount of future adjustments to the allowance for loan losses if its estimates and assumptions are determined to be incorrect.

                               Page 8
- ------------------------------------------------------------------

The increase in cash and cash equivalents was composed of an increase of $3.0 million in federal funds sold and securities purchased under agreements to resell offset by a decrease of $362,000 in cash and due from banks.

The increase in premises and equipment was primarily due to additional purchases of computer equipment related to a pending applications systems conversion.

The decline in total securities consisted of maturities and paydowns during the first quarter totaling $12.9 million offset by a reduction in the unrealized loss on securities available for sale.

The decline in due from customers on acceptances reflects the increase in competition in the foreign trade financing market and the general improvement in the Latin American economy which has reduced the need for such financing.

Other real estate amounted to $13.2 million and $14.7 million at March 31, 1995 and December 31, 1994, respectively. The decline in other real estate was due primarily to the sale of one property in March totaling $1.6 million.

Total liabilities increased $36.9 million, composed of increases of $19.5 million in total deposits, $15.9 million in funds purchased, $4.4 million in due to factoring clients and $3.5 million in other liabilities offset by a decrease of $6.3 million in bank acceptances outstanding.

The increase in total deposits included an increase of $44.4 million in time deposits offset by decreases of $16.3 million in savings and money market deposits and $8.6 million in non-interest bearing deposits. The increase in time deposits is primarily due to the acquisition of $20.0 million in brokered funds and $10.3 million in public funds. Management believes the decrease in savings and money market deposits reflects a continuation of an industry-wide trend whereby customers have chosen alternative investment and savings products over low yielding deposit products.

At March 31, 1995 and December 31, 1994 deposit liabilities represented 71% of total liabilities, which is lower than historical levels. Management believes that non-deposit funding sources will continue to represent a greater percentage of total liabilities when compared to historical levels for the foreseeable future.

Capital Resources
- -----------------
Stockholders' equity increased $4,728,000 during the first three months of 1995 as a result of net income of $3,689,000 and proceeds from the exercise of stock options of $432,000 along with a decrease in the unrealized loss on securities available for sale of $1,203,000 offset by dividends declared of $597,000.

The capital ratios of the Company and Capital Bank were as follows:

                            Company                 Capital Bank
                     3/31/95       12/31/94    3/31/95     12/31/94
                     -------       --------    -------     --------
Leverage              7.64%          7.56%      7.57%       7.56%

Tier One Risk-Based   9.32%          9.68%      9.22%       9.66%

Total Risk-Based     10.51%         10.82%     10.41%      10.80%

                               Page 9
- ------------------------------------------------------------------

In the opinion of management, these ratios are sufficient to protect depositors and facilitate future growth. Management of the Company continuously reviews capital adequacy. The various alternatives for generating equity from external resources are constantly under review to ascertain the most effective approach for the Company. The Company has traditionally provided most of its capital through retained earnings. For the first three months of 1995 and 1994, respectively, the Company's annualized internal capital generation rate was 13.73% and 12.63%, respectively. The Company currently pays dividends of 12.5 cents per share per quarter. This dividend policy is dependent upon the Bank's ability to continue the payment of dividends to the Parent Company. Unforeseen changes in the financial condition of the Company or Capital Bank, or actions by regulatory authorities, could result in changes in the dividend policy.

Liquidity and Asset/Liability Management
- ----------------------------------------

Liquidity represents the Company's ability to meet customers' borrowing needs, take advantage of investment opportunities, fund deposit withdrawals and maintain reserve requirements. On the asset side, the primary sources of liquidity are cash and due from banks, interest bearing deposits with banks, Federal funds sold and other short-term investments, investment securities and scheduled repayments on outstanding loans and receivables. On the liability side, the principal source of liquidity is growth in deposits, purchased funds and other borrowings.

The liquidity position is evaluated daily by management to maintain the level of liquidity conducive to efficient operations.
Attention is directed primarily to assets and liabilities that mature or can be repriced within a period of 30 to 365 days. The Company matches the maturities of a significant portion of its assets and liabilities to minimize variability in net interest income within a 12 to 18 month period. This practice serves to minimize both liquidity and interest rate risks. Prudent risks are taken, however, by leaving certain assets and liabilities unmatched in an effort to benefit from the interest rate sensitivity created. Deposits represent the primary funding source, however, other sources, including purchased funds and borrowings by the Company's factoring subsidiary, increased significantly during the second half of 1994.

Maintenance of satisfactory funding levels allows the Company to position itself so that the risks of interest rate fluctuations are decreased. This, together with a high percentage of variable rate assets, provides a more consistent margin between interest earning assets and interest bearing liabilities. For the first quarter of 1995, the average rate paid on interest bearing deposit liabilities was 3.47%, while the average rate paid for other interest bearing liabilities was 6.76%. During the remainder of 1995, management expects yields on earning assets as well as rates paid on liabilities to rise as a result of overall market rate increases. Furthermore, to the extent that non-deposit liabilities grow faster than deposits, the Company's overall cost of funds will likely rise. At this time, management does not believe these factors will have a significant adverse impact on net interest income.

Following is a summarized analysis of maturity and repricing characteristics of assets and liabilities at March 31, 1995. For purposes of this analysis, regular passbook savings, NOW and money market accounts and demand deposits are included as repricing based on an assessment of the underlying liabilities' sensitivity to changes in interest rates.

                    Maturity or Repricing (In Millions of Dollars)
                    ----------------------------------------------
                     30 days   31-180   181-365   Over
                     or less    days     days    one year   Total
                     -------  -------   -------  --------  --------
   Assets             $530.2  $ 145.7   $  93.2   $596.2   $1.365.3

   Liabilities and
   Equity              321.2    320.2     209.4    514.5    1,365.3
                      ------  -------   -------   ------   --------
   Gap                 209.0   (174.5)   (116.2)    81.7   $    --
                      ------  -------   -------   ------   --------
Cumulative Gap        $209.0  $  34.5   $ (81.7)  $   --   $    --
                      ======  =======   =======   ======   ========

                               Page 10
- ------------------------------------------------------------------

Liquidity is also necessary at the Parent Company level. The ability of the Parent Company to meet debt service requirements, pay dividends to stockholders and satisfy other liquidity needs is primarily dependent on the Bank's ability to continue the payment of dividends. The ability of the Bank to pay dividends is restricted by Florida statutes. At periodic intervals, State and Federal regulatory agencies routinely examine the Parent Company and the Bank as part of their legally prescribed oversight of the banking industry and may further restrict the payment of dividends or other activities by regulatory action. At March 31, 1995, the Bank was not subject to any restrictions other than statutory.

For the remainder of 1995, the Parent Company's estimated debt service and stockholder dividend requirements will total approximately $2.3 million. At March 31, 1995, the Parent Company had available cash balances of approximately $3.8 million. Management believes that adequate undistributed earnings of the Bank will be available, and capital levels will be maintained, to allow for payment of dividends adequate to meet the Parent Company's cash requirements for the remainder of 1995.

In the normal course of business, the Company utilizes various financial instruments with off-balance sheet risk to meet the financing needs of its customers. These off-balance sheet activities include commitments to extend credit, commercial letters of credit and standby letters of credit. The credit and market risks associated with these financial instruments are generally managed in conjunction with the Company's balance sheet activities and are subject to normal credit policies, financial controls and risk limiting and monitoring procedures. Additionally, the Company may obtain various types of collateral to further reduce risks, including, but not limited to, cash, time deposits, securities or other tangible or intangible property of a nature acceptable to the Company. The maximum risk may exceed the amounts recognized in the consolidated statements of condition because these amounts vary depending on the nature of the underlying instrument and the related accounting policy.

Credit losses may be incurred when one of the parties fails to perform in accordance with the terms of the contract. The Company's exposure to credit loss is represented by the contractual amount of the commitments to extend credit, commercial letters of credit and standby letters of credit, reduced by the value of any associated collateral obtained. This is the maximum potential loss of principal in the event the commitment is drawn upon and the counter-party defaults. In addition, the measurement of the risks associated with these financial instruments is meaningful only when all related and offsetting transactions are considered.

At March 31, 1995, the Company had outstanding commitments to extend credit, commercial letters of credit and standby letters of credit amounting to $129.9 million, $100.9 million and $14.6 million, respectively. In the normal course of business, some of these commitments may expire without being drawn upon. The Company expects to meet funding requirements resulting from these commitments by using its traditional sources of liquidity.

RESULTS OF OPERATIONS - Three Months Ended March 31, 1995 and 1994
- ------------------------------------------------------------------
The Company recorded net income of $3,689,000, or $.74 per share, for the three months ended March 31, 1995, compared to $3,213,000, or $.67 per share, for the first three months of 1994. The annualized return on average assets was 1.12% for the three months ended March 31, 1995 compared to 1.09% for the same period in 1994. The annualized return on average stockholders' equity was 15.87% for the first three months of 1995 compared to 15.33% for the same period in 1994. The increase in income was primarily a result of improved net interest margin after provisions for credit losses, higher service charges on deposits and factoring revenue offset by higher other operating expenses and lower gains on securities transactions.

Net Interest Income
- -------------------
The following net interest earnings analysis should be read in conjunction with selected statistical information presented on pages 14 and 15.

Net interest income is the difference between interest, fees earned on loans and investments and interest paid on deposits and other sources of funds. Net interest income totaled $16.0 million and $13.6 million for the three months ended March 31, 1995 and 1994, respectively. Loan fees included in net interest income amounted to $396,000 and $430,000 for the three months ended March 31, 1995 and 1994, respectively. Net interest income on a fully tax-equivalent basis, including loan fees, totaled $16.3 million for the first quarter of 1995 compared to $14.0 million for the first quarter of 1994.
                               Page 11
- ------------------------------------------------------------------

Net interest income can be viewed as the product of average earning assets and the net interest margin. Net interest income for the quarter ended March 31, 1995 increased $2.4 million over the comparable period in 1994, as a result of an increase of $6.5 million in interest income offset by an increase of $4.1 million in interest expense. The increase in net interest income was due to an increase in average interest earning assets to $1.056 billion for the first quarter of 1995 from 968.0 million for the first quarter of 1994. The annualized net interest margin increased to 6.27% for the three months ended March 31, 1995 from 5.86% for the three months ended March 31, 1994. The annualized yield on average interest earning assets increased from 7.83% for the three months ended March 31, 1994 to 9.64% for the same period in 1995 primarily due to higher yields on accounts receivable advances and total loans. Average interest bearing liabilities increased to $815.4 million for the first quarter of 1995 from $714.0 million for the same period in 1994, while the annualized average rate paid on these liabilities increased to 4.37% from 2.67%. The increase in average interest bearing liability balances occurred primarily in short and long-term borrowings, while average interest bearing deposits declined by $53.7 million, most significantly in the money market accounts. The cost of the Company's non-deposit liabilities significantly were influenced by increased market interest rates. The higher rates paid on all liabilities combined with the increased portion of non-deposit liabilities resulted in the overall increase in the average rates paid on liabilities.

The utilization rate, the ratio of average interest earning assets to average total assets, decreased to 78.86% for the three months ended March 31, 1995 from 80.97% for the same period in 1994. The utilization rate decreased primarily due to higher average non-interest earning assets, primarily other assets and cash and due from banks.

Provisions for Credit Losses
- -----------------------------
For the first three months of 1995, the provision for loan losses and the provision for doubtful accounts decreased $900,000 and $285,000, respectively, when compared to the same period in 1994. The decrease in the provisions for credit losses reflects, in part, the general improvement in asset quality. Problem or potential problem loans and advances amounted to $8.2 million at March 31, 1995 and $17.0 million at March 31, 1994, respectively. The provisions reflect management's judgment as to the amount deemed adequate to absorb potential loan and receivables losses in the respective portfolios after evaluating the portfolios, current economic conditions, changes in the nature and volume of the portfolios, past loss experience and other pertinent factors.

Non-Interest Income and Expense
- -------------------------------
Other income increased $578,000 for the quarter ended March 31, 1995 compared to the same period in 1994. The increase in other income primarily consisted of increases of $852,000 in service charges on deposits, $630,000 in factoring revenues and $219,000 in other operating income offset by a decrease of $1,057,000 in investment securities gains.

Service charges on deposits increased 34.0% from $2,509,000 in 1994 to $3,361,000 in 1995. This increase was primarily due to the adjustment to the pricing of some services during the second quarter of 1994.

The Company, through Capital Factors, operates factoring offices in Fort Lauderdale, Los Angeles and New York City. Total accounts receivable factored amounted to $441.2 million and $328.9 million during the first three months of 1995 and 1994, respectively, representing an increase of 34.1%. Factoring revenues, primarily representing commissions earned on factored accounts receivable, increased 13.8% from $4,565,000 in 1994 to $5,195,000 in 1995, reflecting volume growth offset by lower commission rates earned on accounts receivable factored. This growth is primarily attributable to overall expansion of factoring activities.

In 1994, investment securities gains included the gain on the sale of certain floating rate Argentinian bonds. There were no sales of securities during the first quarter of 1995.

Other expenses increased $3,216,000, consisting primarily of increases of $2,430,000 in other operating expenses and $831,000 in salary and employee benefits. The increase in other operating expenses primarily reflects a $1.4 million provision for potential losses resulting from several overdrafts related to one customer. The Company has remaining exposure of $1.4 million relating to this customer and additional provisions for loss may be necessary in future periods. The increase in salary and employee benefits is due to merit increases, increased benefit costs and work force growth. Approximately 60% of the increase in personnel costs is attributable to Capital Factors activities.

                               Page 12
- ------------------------------------------------------------------

Litigation
- ----------

Various legal actions and proceedings are pending or are threatened against Capital Bank and Capital Factors, some of which seek relief or damages in amounts that are substantial. These actions or proceedings arose in the ordinary course of business. Due to the complex nature of some of these matters, it may be a number of years before they are ultimately resolved. After consultation with legal counsel, management believes the aggregate liability, if any, to the Bank and/or Capital Factors resulting from such pending or threatened actions and proceedings will not have a material adverse effect on the Company's consolidated financial condition.

New Accounting Pronouncements
- -----------------------------

Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," is effective for fiscal years beginning after December 15, 1994. This Statement requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the observable market price or the fair value of collateral if the loan is collateral dependent. Adoption of this Statement did not have a significant impact on the Company's consolidated financial position or results of operations.

Impact of Inflation and Changing Prices
- ---------------------------------------

The impact of inflation on the Company is reflected primarily in the increased costs of operations. These increased costs are generally passed on to customers in the form of increased service fees. Since the primary assets and liabilities of the Company are monetary in nature, the impact of inflation on interest rates has had, and is expected to continue to have, an effect on net income.

In structuring fees, negotiating loan margins and developing customer relationships, management concentrates its efforts on maximizing earnings capacity while attempting to contain increases in operating expenses. In addition, management continually reviews the feasibility of new and additional fee-generating services to offset the effects of inflation and changing prices with an objective of increasing earnings.

                               Page 13
- ------------------------------------------------------------------

                                                CAPITAL BANCORP AND SUBSIDIARIES
                                                SELECTED STATISTICAL INFORMATION
                                          (All Dollar Amounts in Thousands)
                                                        For the Three Months Ended March 31,
                                 --------------------------------------------------------------------------
                                                1995                                  1994
                                 ---------------------------------    -------------------------------------
                                                          Average                                  Average
                                    Average                Yield      Average                      Yield
                                    Balance   Interest*   Or Rate*    Balance        Interest*     Or Rate*
                                 ----------   --------    --------    ---------      ---------     --------
ASSETS
- ------
Interest earning assets:
   Loans, net of unearned income:
      U.S. borrowers             $  502,913   $   12,318   9.93%     $  457,353      $   9,951      8.82%
      Foreign borrowers             122,043        2,507   8.33%         82,013          1,103      5.45%
      Tax-exempt                     20,450          844  16.75%         27,019          1,052     15.79%
                                 ----------   ----------             ----------      ---------

   Total loans                      645,406       15,669   9.85%        566,385         12,106      8.67%

   Accounts receivable
     advances-factoring
     subsidiary, net of due to
     clients                        184,033        5,911  13.03%        132,675          3,345     10.22%

   Securities:
      Taxable                       210,889        3,196   6.15%        171,629          2,390      5.65%
      Tax-exempt                      3,640           97  10.79%          4,629            123     10.78%

   Federal funds sold and
     securities purchased under
     agreement to resell             12,478         246    8.00%         92,694            728      3.19%
                                 ----------   ---------              ----------      ---------
      Total interest earning
        assets                    1,056,446      25,119    9.64%        968,012         18,692      7.83%
                                 ----------   ---------              ----------      ---------
Less allowance for loan losses
 and doubtful accounts              (11,280)                            (20,219)
Cash and due from banks              96,082                              75,194
Due from customers on acceptances    28,687                              31,471
Other real estate                    13,664                              15,439
Other assets                        156,059                             125,589
                                 ----------                          ----------
      Total assets               $1,339,658                          $1,195,486
                                 ==========                          ==========

* Yield and interest on tax-exempt loans and securities have been adjusted to reflect tax-equivalent basis. Loan fees are included in interest. Nonaccrual loans are included in interest-earning loans for purposes of calculating average yields.

                                            Page 14
- -----------------------------------------------------------------------

                                              CAPITAL BANCORP AND SUBSIDIARIES
                                              SELECTED STATISTICAL INFORMATION
                                              (All Dollar Amounts in Thousands)
                                                                  For the Three Months Ended March 31,
                                                -------------------------------------------------------------------------
                                                                1995                                   1994
                                                ------------------------------------     --------------------------------
                                                                             Average                             Average
                                                  Average                     Yield       Average                Yield
                                                  Balance     Interest*      Or Rate*     Balance    Interest*   Or Rate*
                                                ---------     --------       -------     ---------   ---------   --------

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Deposits:
      Savings and money market                  $  310,624    $   1,733       2.26%      $  368,904  $   1,728   1.90%
      Time                                         282,002        3,345       4.81%         277,429      2,383   3.48%
                                                ----------    ---------                  ----------  ---------
      Total interest bearing deposits              592,626        5,078       3.47%         646,333      4,111   2.58%
                                                ----------    ---------                  ----------  ---------
   Federal funds purchased and short-term
         borrowings:
      Domestic banks                                    --           --         --              100          1   2.43%
      Short-term borrowings                         95,780        1,274       5.39%          65,216        545   3.39%
                                                ----------    ---------                  ----------  ---------
                                                    95,780        1,274       5.39%          65,316        546   3.39%
                                                ----------    ---------                  ----------  ---------
   Long-term borrowings                            126,980        2,441       7.80%           2,371         56   9.58%
                                                ----------    ---------                  ----------  ---------
      Total interest bearing liabilities           815,386        8,793       4.37%         714,020      4,713   2.67%
                                                ----------    ---------                  ----------  ---------

Non-interest bearing deposits                      289,069                                  266,392
Bank acceptances outstanding                        28,687                                   31,471
Other liabilities                                  112,245                                   98,576
Stockholders' equity                                94,271                                   85,027
                                                ----------                               ----------
      Total liabilities and stockholders'
        equity                                  $1,339,658                               $1,195,486
                                                ==========                               ==========

      Net interest earnings/yield                             $16,326         6.27%                  $  13,979   5.86%
                                                              =======        =====                   =========  =====

      Net interest spread                                                     5.27%                              5.16%
                                                                             =====                              =====

      Utilization rate                                                       78.86%                             80.97%
                                                                             =====                              =====

                                             Page 15
- ---------------------------------------------------------------------------
PAGE

                      PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
- --------------------------

NATHAN J. ESFORMES, STANLEY I. WORTON, M.D., AND LEONARD WIEN, AS INDIVIDUAL SHAREHOLDERS AND ON BEHALF OF ALL OTHER SHAREHOLDERS OF CAPITAL BANCORP V. ABEL HOLTZ, FANA HOLTZ, DANIEL M. HOLTZ, JAVIER
J. HOLTZ, CAPITAL BANK AND CAPITAL BANCORP, CIRCUIT COURT FOR THE 11TH JUDICIAL DISTRICT IN AND FOR DADE COUNTY, FLORIDA CASE NO. 95-02515.

This action is described in Part I, Item 3, "Legal Proceedings" of the Company's Annual Report on Form 10-K for the year ended
December 31, 1994, which description is incorporated herein by reference and made a part hereof.


STANLEY I. WORTON, M.D. V. ABEL HOLTZ, FANA HOLTZ, DANIEL HOLTZ,
ALEX HALBERSTEIN AND CAPITAL BANCORP, CIRCUIT COURT OF THE 11TH
JUDICIAL DISTRICT IN AND FOR DADE COUNTY, FLORIDA CASE NO. 95-
02520-CA-09.

This action is described in Part I, Item 3, "Legal Proceedings" of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which description is incorporated herein by reference and made a part hereof. Since the filing of the Form 10-K, an amended complaint has been filed pursuant to which Nathan J. Esformes has been added as a plaintiff and directors of the Company, Messrs. Russell W. Galbut, Timothy E. Kish, Craig L. Platt, Jeffrey H. Porter and Leon J. Simkins, have been added as defendants. The amended complaint additionally alleges that certain of the defendants unlawfully solicited proxies for a shareholders' meeting and that the actions taken at this meeting, including the reduction in the size of the Board and the failure to reelect directors Alex Halberstein and Mr. Esformes, were invalid. The amended complaint also alleges that the "independent committee" appointed by the Board to investigate the allegations in the shareholders' derivative action brought in Case No. 95-02515, noted above, is not independent because the members were invalidly elected and because the members knew or should have known about the alleged illegal proxy solicitation and alleged fraudulent actions by the Holtz family. The amended complaint seeks an order setting aside the alleged shareholders' meeting, reinstating Esformes as a member of the Board of Directors of the Company, enjoining the current Board from taking any action on behalf of the Company until the Board members who were not reelected are reinstated and directing the Company to hold a duly noticed shareholders' meeting on or before May 28, 1995 to elect a board of directors and consider other matters properly before it.


Other Litigation
- ----------------

Various legal actions and proceedings are pending or are threatened against Capital Bank and Capital Factors, some of which seek relief or damages in amounts that are substantial. These actions or proceedings arose in the ordinary course of business.

Due to the complex nature of some of these matters, it may be a number of years before they are ultimately resolved. After consultation with legal counsel, management believes the aggregate liability, if any, to the Bank and/or Capital Factors resulting from such pending or threatened actions and proceedings will not have a material adverse effect on the Company's consolidated financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

On February 27, 1995, the annual meeting of the shareholders of the Company was held by obtaining and delivering to the Company a Corporate Action by Written Consent of Shareholders fixing the size of the Board of Directors at seven and reelecting Daniel M. Holtz, Fana Holtz, Leon J. Simkins, Timothy E. Kish, Jeffrey Porter, Craig
L. Platt and Russell Galbut as directors. Nathan Esformes and Alex Halberstein, who previously served as directors, were not reelected.

                            Page 16
- ---------------------------------------------------------

These actions received 3,338,251 affirmative votes or approximately 68.8% of the issued and outstanding capital stock of the Company. Included in these totals are shares owned by Stanley Worton and family members (the "Worton Shares") and shares owned by Alex Halberstein and family members (the "Halberstein Shares"), which together comprise approximately 14% of the issued and outstanding shares, that were voted by Fana Holtz, as successor proxy to Abel Holtz, pursuant to certain Shareholder Agreements and Irrevocable Proxies. Mr. Worton has notified Abel Holtz and Fana Holtz that, in his view, the proxies for the Worton Shares are invalid. Mr. Worton has also filed a lawsuit against Abel Holtz, Fana Holtz, Daniel Holtz, Alex Halberstein and the Company seeking to have the proxy for both the Worton Shares and the Halberstein Shares declared invalid. See Part II, Item 1, "Legal Proceedings."

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)   Exhibit - 11 Calculation of Earnings Per Share - Page 19

      Exhibit - 27 Financial Data Schedule - Page 20

(b) No Current Reports on Form 8-K were filed by the Company during the quarter ended March 31, 1995.








                               Page 17
- ------------------------------------------------------------------

                      SIGNATURES
                      ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.






Date:   May 12, 1995                By: /s/ Lucious T. Harris
                                    -------------------------
                                    LUCIOUS T. HARRIS
                                    Treasurer
                                    (Principal Financial and
                                    Accounting Officer)






































                               Page 18
- ------------------------------------------------------------------