Form 10-Q
period 1995-06-30
CAPITAL BANCORP/FL
filed 1995-08-11
CIK 702164

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For Quarterly period ended June 30, 1995
                               OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to_______________

Commission file no. 2-26080
                           CAPITAL BANCORP
- -----------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

      FLORIDA                                          59-2160717
- ------------------------------------------------------------------
(State or other Jurisdiction of                   (I.R.S. Employer
incorporation or organization)               Identification Number)

    1221 Brickell Avenue, Miami, Florida              33131
- -------------------------------------------------------------------
(Address of Principal Executive Offices)             (Zip Code)

                           (305) 536-1500
- -------------------------------------------------------------------
    (Registrant's telephone number, including area code)


- -------------------------------------------------------------------
          (Former name, former address and former fiscal year,
                      if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   X     Yes   ______  No

As of August 4, 1995, there were 7,299,463 shares of the
registrant's common stock outstanding.
==================================================================
                         Page 1 of 22 Pages
                       Exhibit Index Page 19


ITEM 1.            PART I.  FINANCIAL INFORMATION
                  CAPITAL BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CONDITION
                     (In Thousands of Dollars)

                                        June 30,       December 31,
                                          1995             1994
                                       -----------     ------------
                                       (Unaudited)       (Audited)
ASSETS
   Cash and due from banks             $   96,145       $   91,712
   Federal funds sold and securities
     purchased under agreement to resell   70,000           15,000
                                       ----------       ----------
       Cash and cash equivalents          166,145          106,712
                                       ----------       ----------

   Securities held to maturity
     (Market value 6/30/95 -
     $75,575, 12/31/94 - $ 89,122)         74,701           91,031
   Securities available for sale
     (at market value)                    126,611          130,018
                                       ----------       ----------
       Total securities                   201,312          221,049
                                       ----------       ----------

   Loans                                  667,332          638,144
     Less allowance for loan losses       (11,218)          (9,210)
     Less unearned income                  (2,757)          (2,771)
                                       ----------       ----------
        Loans, net                        653,357          626,163
                                       ----------       ----------
   Accounts receivable -
     factoring subsidiary, net            285,063          262,423
   Premises and equipment, net             33,727           32,358
   Due from customers on acceptances       25,680           30,575
   Other real estate                       12,331           14,710
   Accrued interest and other assets       29,203           29,679
                                       ----------       ----------
        Total assets                   $1,406,818       $1,323,669
                                       ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits:
     Non-interest bearing deposits     $  285,782       $  296,599
     Savings and money market deposits    289,348          315,323
     Time deposits                        371,805          264,871
                                       ----------       ----------
       Total deposits                     946,935          876,793
                                       ----------       ----------
   Funds purchased and securities sold
      under agreements to repurchase       86,453           87,236
   Bank acceptances outstanding            25,680           30,575
   Due to clients - factoring subsidiary   98,728           94,513
   Long-term debt                         126,650          126,980
   Other liabilities                       21,582           16,209
                                       ----------       ----------
       Total liabilities                1,306,028        1,232,306
                                       ----------       ----------

   Stockholders' equity:
     Common stock, $1 par value
       Authorized - 20,000,000 shares
       Issued - 7,295,393 shares - 6/30/95,
       4,821,475 shares - 12/31/94          7,295            4,821
     Capital surplus                        6,301            8,216
     Retained earnings                     89,912           83,445
     Treasury stock, 120,000 shares -
     6/30/95, 80,000 shares - 12/31/94     (1,440)          (1,440)
     Unrealized loss on securities
      available for sale                   (1,278)          (3,679)
                                       ----------       ----------
       Total stockholders' equity         100,790           91,363
                                       ----------       ----------
       Total liabilities and
         stockholders' equity          $1,406,818       $1,323,669
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


                                    Page 2
- ------------------------------------------------------------------

                    CAPITAL BANCORP AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands of Dollars Except Per Share Data)
                               (Unaudited)

                              Three Months Ended   Six Months Ended
                                   June 30,            June 30,
                               1995       1994      1995       1994
                               ----       ----      ----       ----
INTEREST INCOME:
   Loans                     $15,883    $12,638    $31,256  $24,370
   Advances-factoring clients  6,493      3,673     12,404    7,018
   Taxable securities          3,169      2,640      6,365    5,030
   Tax-exempt securities          58         85        121      171
   Federal funds sold and
    securities purchased under
    agreements  to resell        586        942        832    1,670
                             -------    -------    -------  -------
      Total interest income   26,189     19,978     50,978   38,259
                             -------    -------    -------  -------
INTEREST EXPENSE:
   Savings and money
     market deposits           1,677      1,684      3,410    3,412
   Time deposits               4,484      2,622      7,829    5,005
   Short-term borrowings       1,190        944      2,475    1,490
   Long-term debt              2,504         81      4,934      137
                             -------    -------    -------  -------
      Total interest expense   9,855      5,331     18,648   10,044
                             -------    -------    -------  -------
      Net interest income     16,334     14,647     32,330   28,215
   Provision for loan losses     375      1,050        750    2,325
   Provision for doubtful accounts-
    factoring subsidiary         500        650        950    1,385
                             -------    -------    -------  -------
      Net interest income
       after provisions       15,459     12,947     30,630   24,505
                             -------    -------    -------  -------

OTHER INCOME:
   Factoring revenues          5,529      4,691     10,724    9,256
   Service charges on deposits 3,199      2,865      6,560    5,374
   Fees on letters of credit   1,099      1,078      2,010    2,055
   Securities gains               12          5         12    1,062
   Other operating income      1,349      1,548      2,711    2,691
                             -------    -------    -------  -------

      Total other income      11,188     10,187     22,017   20,438
                             -------    -------    -------  -------

OTHER EXPENSES:
   Salaries and
     employee benefits         9,511      8,787     18,801   17,246
   Occupancy expense, net      1,871      1,941      3,690    3,805
   Other operating
    expenses, net              8,918      7,163     17,903   13,718
                             -------    -------    -------  -------
      Total other expenses    20,300     17,891     40,394   34,769
                             -------    -------    -------  -------

   Income before income taxes  6,347      5,243     12,253   10,174
   Provision for income taxes  2,375      1,950      4,592    3,668
                             -------    -------    -------  -------
   Net income                $ 3,972    $ 3,293    $ 7,661  $ 6,506
                             =======    =======    =======  =======

   Earnings per common & common
      equivalent share       $   .53    $   .46    $  1.03  $   .91
                             =======    =======    =======  =======
   Cash dividends declared per
      share of common stock  $ .0833    $ .0833    $ .1666  $ .1666
                             =======    =======    =======  =======
   See accompanying notes to consolidated financial statements.


                               Page 3
- ------------------------------------------------------------------

                  CAPITAL BANCORP AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (In Thousands of Dollars)
                          (Unaudited)

                                               Six Months Ended
                                                   June 30,
                                              1995          1994
                                              ----          ----
Cash flows from operating activities:
   Net income                              $  7,661      $  6,506
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
   Provision for loan losses                    750         2,325
   Provision for doubtful
     accounts-factoring subsidiary              950         1,385
   Depreciation and amortization              1,922         2,152
   Net losses on other real estate              819           139
   Securities gains                             (12)       (1,062)
   Gain on disposal of premises and equipment   (33)          (20)
   Increase in accrued interest
      and other assets                         (943)       (4,431)
   Increase in other liabilities              5,368         2,335
                                           --------      --------
      Net cash provided by
       operating activities                  16,482         9,329

Cash flows from investing activities:
   Proceeds from sales of securities            --          1,062
   Proceeds from maturities of securities    30,727        32,574
   Purchase of securities                    (7,000)      (63,925)
   Net increase in loans                    (29,048)      (21,769)
   Purchase of premises and equipment        (3,492)       (8,617)
   Proceeds from sale of other real estate    3,553            23
   Improvements to other real estate           (889)         (391)
   Proceeds from sale of premises & equipment    76         4,018
   Increase in accounts receivable-factoring
      subsidiary (net of due to clients)    (19,375)       (9,370)
                                           --------      --------
      Net cash used in investing activities (25,448)      (66,395)
                                           --------      --------

Cash flows from financing activities:
   Net increase in deposits                  70,142        12,168
   Net increase (decrease) in Federal
     funds purchased and securities sold
     under agreements to repurchase            (783)       46,088
   Proceeds from issuance of senior
     certificates - factoring subsidiary         --        97,808
   Repayment of debt-factoring subsidiary        --       (15,000)
   Repayment of long-term debt                 (330)         (625)
   Cash dividends                            (1,189)       (1,162)
   Proceeds from exercise of stock options      561           474
   Redemption of fractional shares after
      3-for-2 stock split                        (2)           --
                                           --------      --------
      Net cash provided by
        financing activities                 68,399       139,751
                                           --------      --------

Net increase in cash and cash equivalents    59,433        82,685

Cash and cash equivalents at
   beginning of period                      106,712       156,789
                                           --------      --------

Cash and cash equivalents
   at end of period                        $166,145      $239,474
                                           ========      ========

                         (Continued)

                               Page 4
- ------------------------------------------------------------------

                CAPITAL BANCORP AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Continued)
                   (In Thousands of Dollars)
                          (Unaudited)

                                               Six Months Ended
                                                   June 30,
                                              1995          1994
                                              ----          ----
Supplemental Disclosures
Cash paid during the period for:
   Interest                               $ 18,150       $  10,130
                                          ========       =========

   Income taxes                           $  5,287       $   7,405
                                          ========       =========

Non-cash activities:
   Decrease in the unrealized loss on
     securities available for sale,
     net of applicable taxes in 1995 -
     $1,419 and in 1994 - $2,390          $  2,401       $   4,044
                                          ========       =========

   Loans transferred to other
    asset categories                      $  1,104       $      --
                                          ========       =========




See accompanying notes to consolidated financial statements.

                            Page 5
- ------------------------------------------------------------------

                CAPITAL BANCORP AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 1995

NOTE 1:  Basis of Presentation
- ------------------------------
The Consolidated Statements of Condition for Capital Bancorp and Subsidiaries (the "Company") as of June 30, 1995 and December 31, 1994, the Consolidated Statements of Income for the six- and three-month periods ended June 30, 1995 and 1994 and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1995 and 1994 included in Form 10-Q have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The statements are unaudited except for the Consolidated Statement of Condition as of December 31, 1994.

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

Common stock per share and average share information for the periods prior to June 30, 1995 have been retroactively restated for the 3-for-2 stock split which was effective June 22, 1995.

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

NOTE 2: Risk Elements - Loans and Advances
- ------------------------------------------
Foreign Outstandings
- --------------------
Foreign outstandings included in the loan portfolio consisted of the following (in thousands of dollars):

                        June 30, 1995       December 31, 1994
                        --------------      -----------------

 Performing trade credits    $130,021              $111,150
   Other performing loans       2,464                 3,832
   Nonaccrual loans               861                   334
                             --------              --------
                             $133,346              $115,316
                             ========              ========

Performing trade credits consist primarily of refinanced letters of credit, acceptances purchased and pre-export financings principally to banks that are located in foreign countries. Cash collateral maintained at Capital Bank as offsets to outstanding foreign loans totaled $14.1 million at June 30, 1995 compared to $14.6 million at year end 1994. In addition to the outstanding foreign loans, at June 30, 1995 and December 31, 1994 there were $24.7 million and $28.1 million, respectively, due primarily from foreign customers on acceptances, offset by $4.3 million and $2.2 million of cash collateral maintained at Capital Bank.




                           Page  6
- ------------------------------------------------------------------

The following is a list of cross border outstandings at June 30, 1995 and December 31, 1994 for those countries for which the total amount of outstandings (loans, acceptances, acceptances purchased, pre-export financings and other interest bearing assets), net of
(a) any written guarantees of principal or interest by domestic or other non-local third parties (other than the foreign government) and (b) the value of any tangible liquid collateral that may be netted against the outstandings, exceeds 1% of consolidated total assets at the respective dates (in thousands of dollars):

                 June 30,                        December 31,
                   1995                             1994
                 --------                        -----------
   Argentina     $26,599              Brazil         $18,594
   Brazil         18,303              Argentina       15,982
   Peru           17,674              Mexico          13,999
   El Salvador    15,336
   Ecuador        14,308
                 -------                             -------
                 $92,220                             $48,575
                 =======                             =======

At June 30, 1995, Capital Bank had cross border outstandings to Mexico, aggregating $12.4 million, which exceeded .75%, but were less than 1% of consolidated total assets. At December 31, 1994, Capital Bank had cross border outstandings to Peru, Ecuador and Bolivia, aggregating $13.2 million, $12.8 million and $10.9 million, respectively, which exceeded .75%, but were less than 1% of consolidated total assets.

At June 30, 1995 and December 31, 1994 Capital Bank held other interest earning assets of $6.8 million and $6.6 million, respectively, issued by debtors located in foreign countries.

Impaired Loans
- --------------

The Company adopted SFAS 114, as amended by SFAS 118, effective January 1, 1995. This did not have any impact on the Company's results of operations nor on its financial position, including the level of the reserve for possible credit losses. Instead, it resulted only in a reallocation of the existing reserve of possible credit losses.

At June 30, 1995, the recorded investment in loans and bank acceptances that were considered impaired under SFAS 114 was
$6,669,000 and $289,000, respectively.   These loans and bank
acceptances required a SFAS 114 reserve for possible credit losses of $1,759,000. The average recorded investment in impaired loans during the six months ended June 30, 1995 was $2,236,000. For the six months ended June 30, 1995, the Company recognized interest revenue on these loans of $89,000.


Non-accrual and Past Due Loans and Advances
- ------------------------------------------

Management evaluates past due and non-accrual loans and advances regularly in connection with estimating the provisions and the allowances for loan losses and doubtful accounts, taking into consideration the value of collateral and the prospects for repayment of principal and collectibility of interest. Loans and advances are classified on a non-accrual basis when management deems that collectibility of interest is doubtful, which is generally after 90 days of past due status, unless the loan or advance is well secured and in the process of collection. Charge-offs to the allowances are made when a loss is deemed probable.

At June 30, 1995 there were $1.0 million of loans that were over 90 days past due and still accruing interest, as compared to $1.9 million at December 31, 1994. Included in loans 90 days past due and still accruing interest were commercial, real estate and consumer loans of $614,000, $252,000, and $143,000, respectively, at June 30, 1995 as compared to foreign, commercial and consumer loans of $1.5 million, $279,000 and $131,000, respectively, at December 31, 1994. Loans which are over 90 days past due and still accruing interest are in the process of collection and deemed to be well secured.

                          Page 7
- ------------------------------------------------------------------

Following is a summary of non-accrual loans and advances (in thousands):

                                       June 30,        December 31,
                                         1995              1994

                                       --------         -----------
   Commercial                          $ 3,409             $ 3,416
   Foreign                                 861                 334
   Real Estate                           1,215               1,801
   Consumer                              1,582               1,547
                                       -------             -------
                                       $ 7,067             $ 7,098
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


NOTE 3:  Litigation
- -------------------

Various legal actions and proceedings are pending or are threatened against the Company, Capital Bank and Capital Factors, some of which seek relief or damages in amounts that are substantial.
These actions or proceedings arose in the ordinary course of business. Due to the complex nature of some of these matters, it may be a number of years before they are ultimately resolved.
After consultation with legal counsel, management believes the aggregate liability, if any, to the Company, the Bank and/or Capital Factors resulting from such pending or threatened actions and proceedings will not have a material adverse effect on the Company's consolidated financial condition.

                           Page 8
- ------------------------------------------------------------------

ITEM 2.
                             PART I
              MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                CAPITAL BANCORP AND SUBSIDIARIES

INTRODUCTION
- ------------

Capital Bancorp (the "Parent Company") is a bank holding company. Capital Bancorp and Subsidiaries (the "Company") had total consolidated assets of $1.4 billion at June 30, 1995. Capital Bank (the "Bank"), a Florida-chartered commercial bank, is wholly-owned by Capital Bancorp. Capital Factors, Inc. ("Capital Factors"), which conducts commercial factoring activities, is wholly-owned by the Bank.

The following discussion and analysis presents the significant changes in the financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with the consolidated financial statements and notes included in Part I, Item 1 of this report.

FINANCIAL CONDITION - JUNE 30, 1995 VS. DECEMBER 31, 1994
- ----------------------------------------------------------

Total assets increased $83.1 million during the first six months of 1995, composed of an increase of $83.3 million in interest earning assets offset by a decrease of $171,000 in non-interest earning assets. The increase in assets was primarily composed of increases of $59.4 million in cash and cash equivalents, $27.2 million in net loans, $22.6 million in net accounts receivable - factoring subsidiary and $1.4 million in premises and equipment offset by decreases of $19.7 million in total securities, $4.9 million in due from customers on acceptances and $2.4 million in other real estate.

The increase in cash and cash equivalents was composed of increases of $55.0 million in federal funds sold and securities purchased under agreements to resell and $4.4 million in cash and due from banks. The increase in federal funds sold and securities purchased under agreements to resell resulted primarily from net inflows of deposits during the second quarter.

The increase in net loans primarily consisted of an increase in loans of $29.2 million offset by an increase of $2.0 million in the allowance for loan losses. The increase in loans was comprised primarily of increases of $21.9 million in international - commercial loans, $10.0 million in mortgage loans and $2.7 million in domestic - commercial loans offset by decreases of $4.0 million in acceptances purchased and $768,000 in overdrafts. The growth in international - commercial loans resulted from increased marketing efforts of foreign trade finance services.

The allowance for loan losses totaled $11.2 million and $9.2 million at June 30, 1995 and December 31, 1994, respectively, representing, 1.7% and 1.4% of outstanding loans at these dates, respectively. The increase in the allowance for loan losses is primarily due to the $1.6 million recovery of certain non-trade foreign loans which were charged off during 1994. Non-accrual loans and loans 90 days or more past due amounted to $7.1 million and $8.3 million, at June 30, 1995 and December 31, 1994, respectively. The adjusted ratio of annualized net loans charged off to average loans outstanding was .12% and 1.09% for the six months ended June 30, 1995 and 1994, respectively. The ratios of annualized net loans charged off to average loans outstanding mentioned above exclude the $1.6 million recovery of certain non-trade foreign loans during the first six months of 1995 and $6.3 million in charge-offs of non-trade foreign loans in the first six months of 1994. Based on information currently available, management believes the allowance for loan losses to be adequate to absorb losses, if any, which might occur on these loans or are otherwise inherent in the loan portfolio. In determining the level of the allowance, management considers a variety of factors including the financial condition of borrowers, the availability and nature of collateral, current economic conditions and past loan loss experience, among other things. Such factors are subject to estimations and assumptions regarding future events. At this time, management is unable to predict the amount of future adjustments to the allowance for loan losses if its estimates and assumptions are determined to be incorrect.

                     Page 9
- ------------------------------------------------------------------

The increase in accounts receivable - factoring subsidiary was due to an overall increase in factoring volume. Capital Factors operates factoring offices in New York City, Los Angeles, Fort Lauderdale and Charlotte. Capital Factors purchases receivables from its clients and records a liability payable to the clients at the time of such purchase. From time to time, the liability is reduced by advance payment by Capital Factors to the clients, prior to the contractual payment date for the receivables purchased.
Such advance payments are interest earning balances of Capital Factors. Interest earning advances amounted to $188.5 million at June 30, 1995, compared to $169.7 million at December 31, 1994. Non-accrual advances amounted to $930,000 and $739,000 at June 30, 1995 and December 31, 1994, respectively.

The increase in premises and equipment was primarily due to additional purchases of computer equipment related to the pending applications systems conversion.

The decline in total securities consisted of maturities and paydowns during the first six months totaling $30.7 million offset by purchases of $7.0 million and a reduction in the unrealized loss on securities available for sale of $3.8 million. Proceeds from these maturities and paydowns were used to fund alternative earning assets and supplement short term liquidity.

The decline in due from customers on acceptances reflects the increase in competition in the foreign trade financing market and the general improvement in the Latin American economy which has reduced the need for such financing.

Other real estate amounted to $12.3 million and $14.7 million at June 30, 1995 and December 31, 1994, respectively. The decline in other real estate was due primarily to the sale of two properties totalling $2.9 million.

Total liabilities increased $73.7 million, primarily composed of increases of $70.1 million in total deposits, $5.4 million in other liabilities and $4.2 million in due to factoring clients offset by a decrease of $4.9 million in bank acceptances outstanding.

The increase in total deposits included an increase of $106.9 million in time deposits offset by decreases of $26.0 million in savings and money market deposits and $10.8 million in non-interest bearing deposits. The increase in time deposit balances reflects the combined effects of internal marketing efforts to increase overall deposits, and increased customer demand for time deposits due to higher rates offered. Management believes the decrease in savings and money market deposits reflects a continuation of an industry-wide trend whereby customers have chosen alternative investment and savings products over low yielding deposit products.

Deposit liabilities represented 73%, 71% and 82% of total liabilities at June 30, 1995, December 31, 1994 and December 31, 1993, respectively. For the same dates, interest-bearing non-deposit balances represented 16%, 17% and 6% of total liabilities. Management believes that non-deposit funding sources will continue to represent a greater percentage of total liabilities when compared to historical levels for the foreseeable future.

CAPITAL RESOURCES
- -----------------
Stockholders' equity increased $9,427,000 during the first six months of 1995 as a result of net income of $7,661,000 and proceeds from the exercise of stock options of $561,000 along with a decrease in the unrealized loss on securities available for sale of $2,401,000 offset by dividends declared of $1,194,000 and cash redemption of fractional shares of $2,000 due to the 3-for-2 stock split effective June 22, 1995.

The capital ratios of the Company and Capital Bank were as follows:

                   Company                       Capital Bank
            6/30/95       12/31/94          6/30/95       12/31/94
            -------       --------          -------       --------
Leverage      7.86%         7.56%            7.75%          7.56%

Tier One
Risk-Based   10.81%        10.27%           10.65%         10.25%

Total
Risk-Based   12.06%        11.47%           11.91%         11.45%



                               Page 10
- ------------------------------------------------------------------

In the opinion of management, these ratios are sufficient to protect depositors and facilitate future growth. Management of the Company continuously reviews capital adequacy. The various alternatives for generating equity from external resources are constantly under review to ascertain the most effective approach for the Company. The Company has traditionally provided most of its capital through retained earnings. For the first six months of 1995 and 1994, respectively, the Company's annualized internal capital generation rate was 14.27% and 12.74%, respectively. The Company currently pays dividends of 8.33 cents per share per quarter. This dividend policy is dependent upon the Bank's ability to continue the payment of dividends to the Parent Company. Unforeseen changes in the financial condition of the Company or Capital Bank, or actions by regulatory authorities, could result in changes in the dividend policy.

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

Maintenance of satisfactory funding levels allows the Company to position itself so that the risks of interest rate fluctuations are decreased. This, together with a high percentage of variable rate assets, provides a more consistent margin between interest earning assets and interest bearing liabilities. For the six months of 1995, the average rate paid on interest bearing deposit liabilities was 3.73%, while the average rate paid for other interest bearing liabilities was 6.78%. Furthermore, to the extent that non-deposit liabilities grow faster than deposits, the Company's overall cost of funds will likely rise. At this time, management does not believe these factors will have a significant adverse impact on net interest income.

Following is a summarized analysis of maturity and repricing characteristics of assets and liabilities at June 30, 1995. For purposes of this analysis, regular passbook savings, NOW and money market accounts and demand deposits are included as repricing based on an assessment of the underlying liabilities' sensitivity to changes in interest rates.


                 Maturity or Repricing (In Millions of Dollars)
                 ----------------------------------------------
               30 days    31-180    181-365     Over
               or less     days       days    one year     Total
               -------   -------   --------   --------     -----
  Assets       $580.1    $ 145.5   $  95.5     $585.7    $1,406.8

  Liabilities
  and Equity    301.6      336.6     241.9      526.7     1,406.8
               ------    -------   -------     ------    --------
      Gap       278.5     (191.1)   (146.4)      59.0         --
               ------    -------   -------     ------    --------
Cumulative Gap $278.5    $  87.4   $ (59.0)    $   --    $    --
               ======    =======   =======     ======    ========









                          Page 11
- ------------------------------------------------------------------

Liquidity is also necessary at the Parent Company level. The ability of the Parent Company to meet debt service requirements, pay dividends to stockholders and satisfy other liquidity needs is primarily dependent on the Bank's ability to continue the payment of dividends. The ability of the Bank to pay dividends is restricted by Florida statutes. At periodic intervals, State and Federal regulatory agencies routinely examine the Parent Company and the Bank as part of their legally prescribed oversight of the banking industry and may further restrict the payment of dividends or other activities by regulatory action. At June 30, 1995, the Bank was not subject to any restrictions other than statutory.

For the remainder of 1995, the Parent Company's estimated debt service and stockholder dividend requirements will total approximately $1.3 million. At June 30, 1995, the Parent Company had available cash balances of approximately $4.6 million. Management believes that adequate undistributed earnings of the Bank will be available, and capital levels will be maintained, to allow for payment of dividends adequate to meet the Parent Company's cash requirements for the remainder of 1995.

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

At June 30, 1995, the Company had outstanding commitments to extend credit, commercial letters of credit and standby letters of credit amounting to $131.3 million, $112.1 million and $14.7 million, respectively. In the normal course of business, some of these commitments may expire without being drawn upon. The Company expects to meet funding requirements resulting from these commitments by using its traditional sources of liquidity.

RESULTS OF OPERATIONS - Six Months Ended June 30, 1995 and 1994
- ------------------------------------------------------------------
The Company recorded net income of $7,661,000, or $1.03 per share, for the six months ended June 30, 1995, compared to $6,506,000, or $.91 per share, for the first six months of 1994. The annualized return on average assets was 1.14% for the six months ended June
30, 1995 compared to 1.08% for the same period in 1994. The annualized return on average stockholders' equity was 15.97% for the first six months of 1995 compared to 15.39% for the same period in 1994. The increase in income was primarily a result of improved net interest margin after provisions for credit losses, higher factoring revenue and service charges on deposits offset by higher other operating expenses and lower gains on securities transactions.

Net Interest Income
- -------------------

The following net interest earnings analysis should be read in conjunction with selected statistical information presented on pages 16 and 17.

Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds. Net interest income totaled $32.3 million and $28.2 million for the six months ended June 30, 1995 and 1994, respectively. Loan fees included in net interest income amounted to $780,000 and $939,000 for the six months ended June 30, 1995 and 1994, respectively. Net interest income on a fully tax-equivalent basis, including loan fees, totaled $33.0 million for the first six months of 1995 compared to $29.0 million for the first six months of 1994.

                         Page 12
- ------------------------------------------------------------------

Net interest income can be viewed as the product of average earning assets and the net interest margin. Net interest income for the six months ended June 30, 1995 increased $4.1 million over the comparable period in 1994, as a result of an increase of $12.7 million in interest income offset by an increase of $8.6 million in interest expense. Interest income and interest expense increased primarily due to increases in average balances and interest rates. The annualized net interest margin increased to 6.20% for the six months ended June 30, 1995 from 5.99% for the six months ended June 30, 1994. The increase in net interest income was due to an increase in average interest earning assets to $1.072 billion for the six months ended June 30, 1995 from $977 million for the six months ended June 30, 1994 along with increased interest rates.
The annualized yield on average interest earning assets increased from 8.06% for the six months ended June 30, 1994 to 9.71% for the same period in 1995 primarily due to higher yields on accounts receivable advances and total loans. Average interest bearing liabilities increased to $827.4 million for the first six months of 1995 from $729.7 million for the same period in 1994, while the annualized average rate paid on these liabilities increased to 4.55% from 2.78%. The increase in average interest bearing liability balances occurred primarily in short and long-term borrowings which averaged $220.3 million in 1995, compared to $81.7 million in 1994. Capital Factors' average borrowings were $125 million in 1995 compared to $15 million in 1994 and accounts for most of the increase. Average interest bearing deposits declined by $40.9 million as a result of a decrease of $64.8 million in the average savings and money market accounts offset by an increase of $23.8 million in the average time deposit accounts. Substantially all of the Company's non-deposit borrowings are floating rate or otherwise reprice in 30 days or less and were thus significantly influenced by increased market interest rates. The higher rates paid on all liabilities combined with the increased portion of non-deposit liabilities resulted in the overall increase in the average rates paid on liabilities.

The utilization rate, the ratio of average interest earning assets to average total assets, decreased to 79.02% for the six months ended June 30, 1995 from 80.28% for the same period in 1994. The utilization rate decreased primarily due to higher average non-interest earning assets, primarily other assets and cash and due from banks.


Provisions for Credit Losses
- ----------------------------

For the first six months of 1995, the provision for loan losses and the provision for doubtful accounts decreased $1.6 million and $435,000, respectively, when compared to the same period in 1994. The decrease in the provision for credit losses reflects, in part, the general improvement in asset quality. Problem or potential problem loans and advances amounted to $12.8 million at June 30, 1995 and $16.1 million at June 30, 1994. The provisions reflect management's judgment as to the amount deemed adequate to absorb potential loan and receivables losses in the respective portfolios after evaluating the portfolios, current economic conditions, changes in the nature and volume of the portfolios, past loss experience and other pertinent factors.

Non-Interest Income and Expense
- -------------------------------

Other income increased $1.6 million for the six months ended June 30, 1995 compared to the same period in 1994. The increase in other income primarily consisted of increases of $1.5 million in factoring revenues and $1.2 million in service charges on deposits offset by a decrease of $1.1 in securities gains.

The Company, through Capital Factors, operates factoring offices in Fort Lauderdale, Los Angeles, New York City and Charlotte. Total accounts receivable factored amounted to $901.6 million and $694.0 million during the first six months of 1995 and 1994, respectively, representing an increase of 29.9%. Factoring revenues, primarily representing commissions earned on factored accounts receivable, increased 15.9% from $9,256,000 in 1994 to $10,724,000 in 1995, reflecting volume growth offset by lower commission rates earned on accounts receivable factored. This growth is primarily attributable to overall expansion of factoring activities.

Service charges on deposits increased 22.1% from $5,374,000 in 1994 to $6,560,000 in 1995. This increase was primarily due to the adjustment to the pricing of some services during the second quarter of 1994.

In 1994, securities gains included the gain on the sale of certain floating rate Argentinian bonds, received inconnection with a prior Brady Plan restructuring.





                        Page 13
- ------------------------------------------------------------------

Other expenses increased $5.6 million, consisting primarily of increases of $4.2 million in other operating expenses and $1.6 million in salary and employee benefits. The increase in other operating expenses primarily reflects the $2.7 million in provisions to fully reserve for potential losses resulting from several overdrafts related to one customer. The increase in salary and employee benefits is due to merit increases, increased benefit costs and work force growth. Approximately 70% of the increase in personnel costs is attributable to expansion of Capital Factors activities.

RESULTS OF OPERATIONS - Three Months Ended June 30, 1995 and 1994
- -----------------------------------------------------------------

The Company recorded net income of $3,972,000, or $.53 per share, for the three months ended June 30, 1995, compared to $3,293,000, or $.46 per share, for the same period in 1994. The annualized return on average assets was 1.15% for the three months ended June 30, 1995, compared to 1.07% for the three months ended June 30, 1994. The annualized return on average stockholders' equity was 16.13% for the three months ended June 30, 1995 compared to 15.49% for the same period in 1994. The increase in income was primarily a result of improved net interest margin after provisions for credit losses, higher factoring revenue and service charges on deposits offset by higher other operating expenses and salary and employee benefits.

Net Interest Income
- -------------------

Net interest income for the three months ended June 30, 1995 increased $1.7 million over the comparable period in 1994, as a result of an increase of $6.2 million in interest income (primarily in interest and fees on loans and interest on advances to factoring clients) offset by an increase of $4.5 million in interest expense (primarily in long term borrowings and time deposits). The increase in interest income is primarily due to higher average balances along with higher average yields on interest earning assets. Interest expense was higher primarily due to higher average interest bearing liabilities and higher average rates paid. The net interest margin for the three months ended June 30, 1995 increased to 6.11% from 6.08% for the three months ended June 30, 1994.

Provisions for Credit Losses
- ----------------------------

For the three months ended June 30, 1995, the provision for loan losses and the provision for doubtful accounts decreased $675,000 and $150,000, respectively, when compared to the same period in 1994. The decrease in the provisions for credit losses reflects, in part, the general improvement in asset quality. The provisions reflect management's judgment as to the amount deemed adequate to absorb potential loan and receivables losses in the respective portfolios after evaluating the portfolios, current economic conditions, changes in the nature and volume of the portfolios, past loss experience and other pertinent factors.

Non-Interest Income and Expense
- -------------------------------

Other income increased $1.0 million for the three months ended June 30, 1995 compared to the same period in 1994. The increase in other income primarily consisted of increases of $838,000 in factoring revenues and $334,000 in service charges on deposits. Other expenses increased $2.4 million, consisting primarily of increases of $1.8 million in other operating expenses and $724,000 in salary and employee benefits. The increase in other operating expenses was primarily due to an additional provision of $1.3 million to fully reserve for potential losses resulting from several overdrafts related to one customer.

LITIGATION
- ----------

Various legal actions and proceedings are pending or are threatened against the Company, Capital Bank and Capital Factors, some of which seek relief or damages in amounts that are substantial.
These actions or proceedings arose in the ordinary course of business. Due to the complex nature of some of these matters, it may be a number of years before they are ultimately resolved.
After consultation with legal counsel, management believes the aggregate liability, if any, to the Company, the Bank and/or Capital Factors resulting from such pending or threatened actions and proceedings will not have a material adverse effect on the Company's consolidated financial condition.





                        Page 14
- ------------------------------------------------------------------

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

In structuring fees, negotiating loan margins and developing customer relationships, management concentrates its efforts on maximizing earnings capacity while attempting to contain increases in operating expenses. In addition, management continually reviews the feasibility of new and additional fee-generating services to offset the effects of inflation and changing prices with an objective of increasing earnings.
                                 Page 15
- ------------------------------------------------------------------
PAGE

                                                   CAPITAL BANCORP AND SUBSIDIARIES
                                                      SELECTED STATISTICAL INFORMATION
                                                 (All Dollar Amounts in Thousands)

                                                        For the Six Months Ended June 30,
                            ------------------------------------------------------------------------------------
                                              1995                                         1994
                            --------------------------------------         -------------------------------------
                                                          Average                                       Average
                                  Average                  Yield             Average                     Yield
                                  Balance     Interest*   Or Rate*           Balance      Interest*     Or Rate*
                                 ----------   --------    --------         ---------      ---------     --------
ASSETS
- ------
Interest earning assets:
   Loans, net of unearned income:
      U.S. borrowers             $  507,501   $   25,143   9.99%           $   460,667    $  20,606       9.02%
      Foreign borrowers             122,560        5,036   8.29%                82,664        2,409       5.88%
      Tax-exempt                     20,333        1,657  16.44%                26,902        2,103      15.76%
                                 ----------   ----------                   -----------    ---------

   Total loans                      650,394       31,836   9.87%               570,233       25,118       8.88%

   Accounts receivable
     advances-factoring
     subsidiary, net of due to
     clients                        188,062       12,404  13.30%              134,602         7,016      10.51%

      Securities:
      Taxable                       207,428        6,365   6.19%              176,691         5,032       5.74%
      Tax-exempt                      3,511          187  10.71%                4,597           244      10.70%

   Federal funds sold and
     securities purchased under
     agreement to resell             22,914          832   7.32%               91,194         1,670       3.69%
                                 ----------   ----------                   ----------     ---------
      Total interest earning
        assets                    1,072,309       51,624   9.71%              977,317        39,080       8.06%
                                 ----------   ----------                   ----------     ---------
Less allowance for loan losses
 and doubtful accounts              (12,282)                                  (16,781)
Cash and due from banks              95,999                                    75,782
Due from customers on acceptances    26,780                                    29,667
Other real estate                    12,823                                    14,530
Other assets                        161,349                                   136,910
                                 ----------                                ----------
      Total assets               $1,356,978                                $1,217,425
                                 ==========                                ==========

* Yield and interest on tax-exempt loans and securities have been adjusted to reflect tax-equivalent basis. Loan fees are included in interest. Nonaccrual loans are included in interest-earning loans for purposes of calculating average yields.

                                     Page 16
- ------------------------------------------------------------------------------


                                              CAPITAL BANCORP AND SUBSIDIARIES
                                              SELECTED STATISTICAL INFORMATION
                                              (All Dollar Amounts in Thousands)

                                                                     For the Six Months Ended June 30,
                                                 ------------------------------------------------------------------------
                                                                1995                                  1994
                                                ------------------------------------     --------------------------------
                                                                             Average                             Average
                                                  Average                     Yield       Average                 Yield
                                                  Balance     Interest*      Or Rate*      Balance   Interest*    Or Rate*
                                                ---------     --------       -------     ---------  ---------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Deposits:
      Savings and money market                  $  302,340    $   3,411       2.27%      $  367,134  $   3,412   1.87%
      Time                                         304,703        7,829       5.18%         280,854      5,005   3.59%
                                                ----------    ---------                  ----------  ---------
      Total interest bearing deposits              607,043       11,240       3.73%         647,988      8,417   2.62%
                                                ----------    ---------                  ----------  ---------

   Federal funds purchased and short-term
         borrowings:
      Domestic banks                                    --           --         --              100          1   2.70%
      Short-term borrowings                         93,395        2,467       5.33%          78,321      1,489   3.83%

                                                ----------    ---------                  ----------   --------
                                                    93,395        2,467       5.33%          78,421      1,490   3.83%
                                                ----------    ---------                  ----------   --------
   Long-term borrowings                            126,933        4,942       7.85%           3,308        137   8.33%
                                                ----------    ---------                  ----------   --------
      Total interest bearing liabilities           827,371       18,649       4.55%         729,717     10,044   2.78%
                                                ----------    ---------                  ----------   --------

Non-interest bearing deposits                      289,027                                  268,861
Bank acceptances outstanding                        26,780                                   29,667
Other liabilities                                  117,210                                  103,932
Stockholders' equity                                96,590                                   85,248
                                                ----------                               ----------
      Total liabilities and stockholders'
        equity                                  $1,356,978                               $1,217,425
                                                ==========                               ==========

      Net interest earnings/yield                             $32,975         6.20%                   $29,036    5.99%
                                                              =======        =====                    =======   =====

      Net interest spread                                                     5.16%                              5.28%
                                                                             =====                              =====

      Utilization rate                                                       79.02%                             80.28%
                                                                             =====                              =====

                                     Page 17
- -------------------------------------------------------------------------------
PAGE

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

This action is described in Part I, Item 3, "Legal Proceedings" of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, which description is incorporated herein by reference and made a part hereof. Since the date of the Company's Form 10-Q for the quarter ended March 31, 1995, plaintiffs amended their complaint to eliminate all federal causes of action, and, as a result, moved to remand the case to state court. The motion was granted. Pursuant to the amended complaint, directors of the Company, Messrs. Russell W. Galbut, Timothy E. Kish, Craig L. Platt, Jeffrey H. Porter and Leon J. Simkins, have been added as defendants. In addition, the amended complaint includes three new claims relating to an alleged misleading proxy solicitation.

STANLEY I. WORTON, M.D. V. ABEL HOLTZ, FANA HOLTZ, DANIEL HOLTZ,
ALEX HALBERSTEIN AND CAPITAL BANCORP, CIRCUIT COURT OF THE 11TH
JUDICIAL DISTRICT IN AND FOR DADE COUNTY, FLORIDA CASE NO. 95-
02520-CA-09.

This action is described in Part I, Item 3, "Legal Proceedings" of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and Part II, Item 1, "Legal Proceedings" of the Company's Annual Report on Form 10-Q for the quarter ended March 31, 1995, which descriptions are incorporated herein by reference and made a part hereof.

AGUSTIN CORDERO, OLD CUTLER BAY DEVELOPMENT CORPORATION ET AL. VS. CAPITAL BANK ET AL., 11TH JUDICIAL CIRCUIT, DADE COUNTY, FLORIDA,
CIV. ACTION 95-010662 (CA 23-DONNER)


The plaintiffs filed suit on July 5, 1995 against Capital Bank and certain other defendants. Plaintiffs' allege violations of the Bank Holding Company Act, breach of fiduciary duty, fraudulent inducement, conspiracy to defraud and interference with an advantageous business relationship and seek compensatory, treble and punitive damages in an unspecified amount. Plaintiffs allege that Capital Bank, acting through its counsel, caused Old Cutler Bay to enter into an unfavorable partnership agreement with an insolvent borrower of Capital Bank, pursuant to which Old Cutler Bay contributed real property valued at $9 million in order to improve the Bank's collateral from other partners. Plaintiffs also allege that Capital Bank caused Cordero to invest in the partnership in order to get certain loans repaid and that counsel failed to obtain available permits to develop the property causing Old Cutler Bay to purchase the interests of other partners. Plaintiffs also allege that the Bank recommended one of its customers as a purchaser of the property, falsely represented that it would allow this customer to assume Old Cutler Bay's loan from the Bank, fraudulently induced Old Cutler Bay to extend its loan, that the extension excluded the mortgage from bankruptcy and prevented Old Cutler Bay from contesting any foreclosure and that the Bank ultimately refused to allow the property to be sold and foreclosed on its mortgage, causing Old Cutler Bay to lose its property, and that as part of a scheme, the Bank sold the property to a third party at a profit and financed the development of the property. The Bank intends to vigorously defend against this lawsuit.

Other Litigation

In addition to the matters set forth above, various legal actions and proceedings are pending or are threatened against the Company, Capital Bank and Capital Factors, some of which seek relief or damages in amounts that are substantial. These actions or proceedings arose in the ordinary course of business. Due to the complex nature of some of these matters, it may be a number of years before they are ultimately resolved. After consultation with legal counsel, management believes the aggregate liability, if any, to the Company, the Bank and/or Capital Factors resulting from such pending or threatened actions and proceedings will not have a material adverse effect on the Company's consolidated financial condition.

                        Page 18
- ------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)   Exhibit - 11 Calculation of Earnings Per Share - Page 21

      Exhibit - 27 Financial Data Schedule

(b) No Current Reports on Form 8-K were filed by the Company during the quarter ended June 30, 1995.


                      Page 19
- ------------------------------------------------------------------

                   SIGNATURES
                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.






Date:   August 11, 1995              By: /s/ Lucious T. Harris
                                     -------------------------
                                     LUCIOUS T. HARRIS
                                     Treasurer
                                     (Principal Financial and
                                     Accounting Officer)













                            Page 20
- ------------------------------------------------------------------