Form 10-Q/A
period 1995-06-30
CAPITAL BANCORP/FL
filed 1995-11-14
CIK 702164

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q/A
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For Quarterly period ended June 30, 1995
                               OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to_______________

Commission file no. 2-26080
                           CAPITAL BANCORP
-----------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

      FLORIDA                                          59-2160717
------------------------------------------------------------------
(State or other Jurisdiction of                   (I.R.S. Employer
incorporation or organization)               Identification Number)

    1221 Brickell Avenue, Miami, Florida              33131
-------------------------------------------------------------------
(Address of Principal Executive Offices)             (Zip Code)

                           (305) 536-1500
-------------------------------------------------------------------
    (Registrant's telephone number, including area code)


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

As of August 4, 1995, there were 7,299,463 shares of the
registrant's common stock outstanding.
===========================================
=======================
                         Page 1 of 22 Pages
                       Exhibit Index Page 19