Form 10-Q
period 1995-09-30
CAPITAL BANCORP/FL
filed 1995-11-14
CIK 702164

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

                           FORM 10-Q
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For Quarterly period ended September 30, 1995
                       OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________ to ________________

Commission file no. 2-26080

                      CAPITAL BANCORP

----------------------------------------------------------------
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

As of November 8, 1995, there were 7,379,831 shares of the
registrant's common stock outstanding.
=================================================================
                      Page 1 of 22 Pages
                    Exhibit Index Page 19


ITEM 1.          PART I.  FINANCIAL INFORMATION
                 CAPITAL BANCORP AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CONDITION
                  (In Thousands of Dollars)

                                       September 30,   December 31,
                                            1995          1994
                                       -------------   ------------
                                        (Unaudited)     (Audited)
ASSETS
   Cash and due from banks             $  112,985      $   91,712
   Federal funds sold and securities
     purchased under agreement to resell   56,000          15,000
                                       ----------      ----------
       Cash and cash equivalents          168,985         106,712
                                       ----------      ----------

   Securities held to maturity
     (Market value 9/30/95 -
     $77,489, 12/31/94 - $ 89,122)         76,599          91,031
   Securities available for sale
     (at market value)                    137,007         130,018
                                       ----------      ----------
         Total securities                 213,606         221,049
                                       ----------      ----------

   Loans                                  670,340         638,144
     Less allowance for loan losses       (12,590)         (9,210)
     Less unearned income                  (2,815)         (2,771)
                                       ----------      ----------
        Loans, net                        654,935         626,163
                                       ----------      ----------
   Accounts receivable -
     factoring subsidiary, net            373,480         262,423
   Premises and equipment, net             33,788          32,358
   Due from customers on acceptances       32,577          30,575
   Other real estate                        8,229          14,710
   Accrued interest and other assets       33,406          29,679
                                       ----------      ----------
       Total assets                    $1,519,006      $1,323,669
                                       ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits:
     Non-interest bearing deposits     $  286,930      $  296,599
     Savings and money market deposits    290,044         315,323
     Time deposits                        388,502         264,871
                                       ----------      ----------
       Total deposits                     965,476         876,793
                                       ----------      ----------
   Funds purchased and securities sold
    under agreements to repurchase         74,012          87,236
   Bank acceptances outstanding            32,577          30,575
   Due to clients - factoring subsidiary  136,913          94,513
   Long-term debt                         176,650         126,980
   Other liabilities                       25,738          16,209
                                       ----------      ----------
       Total liabilities                1,411,366       1,232,306
                                       ----------      ----------

   Stockholders' equity:
     Common stock, $1 par value
       Authorized - 20,000,000 shares
       Issued - 7,335,676 shares - 9/30/95,
       4,821,475 shares - 12/31/94          7,336           4,821
     Capital surplus                        7,263           8,216
     Retained earnings                     94,324          83,445
     Treasury stock -
       80,000 shares - 12/31/94                --          (1,440)
     Unrealized loss on securities
       available for sale                  (1,283)         (3,679)
                                       ----------      ----------
       Total stockholders' equity         107,640          91,363
                                       ----------      ----------
       Total liabilities and
         stockholders' equity          $1,519,006      $1,323,669
                                       ==========      ==========
See accompanying notes to consolidated financial statements.

                            Page 2
------------------------------------------------------------------

                    CAPITAL BANCORP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars Except Per Share Data)
                               (Unaudited)

                             Three Months Ended   Nine Months Ended
                                September 30,        September 30,
                               1995       1994    1995        1994
                               ----       ----    ----        ----
INTEREST INCOME:
  Loans                      $17,625    $13,410  $48,881   $37,780
  Advances-factoring clients   7,325      4,622   19,729    11,638
   Taxable securities          3,132      3,394    9,497     8,424
   Tax-exempt securities          57         57      178       228
   Dividends                      --         --       --         2
  Federal funds sold and
   securities purchased under
   agreements to resell        1,113        977    1,945     2,647
                            --------    -------  -------   -------
      Total interest income   29,252     22,460   80,230    60,719
                            --------    -------  -------   -------
INTEREST EXPENSE:
   Savings and money
     market deposits           1,723      1,693    5,133     5,105
   Time deposits               5,394      2,831   13,223     7,836
   Short-term borrowings       1,062      1,097    3,537     2,587
   Long-term debt              2,962      1,616    7,896     1,753
                            --------    -------  -------   -------
     Total interest expense   11,141      7,237   29,789    17,281
                            --------    -------  -------   -------
      Net interest income     18,111     15,223   50,441    43,438
   Provision for loan losses   1,700        150    2,450     2,475
   Provision for doubtful accounts-
    factoring subsidiary         700        700    1,650     2,085
                            --------    -------  -------   -------
      Net interest income
       after provisions       15,711     14,373   46,341    38,878
                            --------    -------  -------   -------

OTHER INCOME:
   Factoring revenues          6,390      5,452   17,114    14,708
   Service charges on deposits 3,043      3,072    9,603     8,446
   Fees on letters of credit   1,065      1,029    3,075     3,084
   Securities gains               --        151       12     1,213
   Other operating income      1,854      1,234    4,565     3,925
                            --------    -------  -------   -------
      Total other income      12,352     10,938   34,369    31,376
                            --------    -------  -------   -------

OTHER EXPENSES:
   Salaries and
     employee benefits         9,645      9,042   28,446    26,288
   Occupancy expense, net      1,968      1,869    5,658     5,674
   Other operating
     expenses, net             8,318      7,444   26,221    21,162
                            --------    -------  -------   -------
      Total other expenses    19,931     18,355   60,325    53,124
                            --------    -------  -------   -------

   Income before income taxes  8,132      6,956   20,385    17,130
   Provision for income taxes  3,108      2,762    7,700     6,430
                            --------    -------  -------   -------

   Net income               $  5,024    $ 4,194  $12,685   $10,700
                            ========    =======  =======   =======

   Earnings per common & common
      equivalent share:
           Primary          $    .66    $   .58  $  1.67   $  1.49
                            ========    =======  =======   =======
           Fully diluted    $    .65    $   .58  $  1.61   $  1.49
                            ========    =======  =======   =======

   Cash dividends declared per
     share of common stock  $  .0833    $ .0833  $ .2499   $ .2499
                            ========    =======  =======   =======
   See accompanying notes to consolidated financial statements.

                             Page 3
------------------------------------------------------------------

                       CAPITAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands of Dollars)
                                (Unaudited)

                                                 Nine Months Ended
                                                   September 30,
                                                1995         1994
                                                ----         ----
Cash flows from operating activities:
   Net income                              $ 12,685       $ 10,700
   Adjustments to reconcile net income to net
      cash provided by operating
      activities:
   Provision for loan losses                  2,450          2,475
   Provision for doubtful
    accounts-factoring subsidiary             1,650          2,085
   Depreciation and amortization              3,033          2,582
   Net losses on other real estate            1,731            355
   Securities gains                             (12)        (1,213)
   Gain on disposal of premises and equipment   (32)           (20)
   Increase in accrued interest
      and other assets                       (5,143)        (8,404)
   Increase in other liabilities              9,510          5,946
                                           --------       --------
      Net cash provided by
        operating activities                 25,872         14,506
                                           --------       --------

Cash flows from investing activities:
   Proceeds from sales of securities             --          6,164
   Proceeds from maturities of securities    44,485         47,234
   Purchase of securities                   (33,074)      (112,974)
   Net increase in loans                    (31,730)       (43,658)
   Proceeds from sale of premises & equipment    81             23
   Purchase of premises and equipment        (4,656)        (9,011)
   Proceeds from sale of other real estate    6,039          4,648
   Improvements to other real estate           (781)          (442)
   Increase in accounts receivable-factoring
      subsidiary (net of due to clients)    (70,307)       (44,251)
                                           --------       --------


      Net cash used in investing activities (89,943)      (152,267)
                                           --------       --------

Cash flows from financing activities:
   Net increase (decrease) in deposits       88,683        (38,452)
   Net increase (decrease) in Federal
     funds purchased and securities sold
     under agreements to repurchase         (13,224)        53,348
   Proceeds from issuance of senior
     certificates - factoring subsidiary     50,000         97,808
   Repayment of debt-factoring subsidiary        --        (15,000)
   Repayment of long-term debt                 (330)          (625)
   Cash dividends                            (1,787)        (1,731)
   Proceeds from exercise of stock options      892            623
   Redemption of fractional shares after
      3-for-2 stock split                        (2)            --
   Proceeds from sale of treasury stock       2,112             --
                                           --------       --------

      Net cash provided by
        financing activities                126,344         95,971
                                           --------       --------

Net increase (decrease) in cash
   and cash equivalents                      62,273        (41,790)

Cash and cash equivalents
    at beginning of period                  106,712        156,789
                                           --------       --------

Cash and cash equivalents
    at end of period                       $168,985       $114,999
                                           ========       ========

                             (Continued)

                               Page 4
-----------------------------------------------------------------

                  CAPITAL BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Continued)
                     (In Thousands of Dollars)
                            (Unaudited)
                                               Nine Months Ended
                                                 September 30,
                                              1995          1994
                                              ----           ----
Supplemental Disclosures
Cash paid during the period for:
   Interest                                $ 29,040      $  17,102
                                           ========      =========

   Income taxes                            $  8,692      $  10,705
                                           ========      =========

Non-cash activities:
   Decrease (increase) in the unrealized
   loss on securities available for sale,
   net of applicable taxes (benefits) in
   1995 - $1,416 and in 1994 - ($2,677)    $  2,396      $  (4,531)
                                           ========      =========

   Loans transferred to other
     asset categories                      $  1,104      $      --
                                           ========      =========

   Loans recorded in connection with
     sales of other assets                 $    596      $      --
                                           ========      =========



See accompanying notes to consolidated financial statements.

                           Page 5
-----------------------------------------------------------------

                CAPITAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 1995


NOTE 1:  Basis of Presentation
------------------------------
The Consolidated Statements of Condition for Capital Bancorp and Subsidiaries (the "Company") as of September 30, 1995 and December 31, 1994, the Consolidated Statements of Income for the nine- and three-month periods ended September 30, 1995 and 1994 and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1995 and 1994 included in Form 10-Q have been prepared by the Company in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited except for the Consolidated Statement of Condition as of December 31, 1994.

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

Common stock per share and average share information for prior periods have been retroactively restated for the 3-for-2 stock split in the form of a 50% stock dividend which was effective June 22, 1995.

The consolidated financial statements include the accounts of Capital Bancorp (the "Parent Company"), Capital Bank (the "Bank") and its subsidiaries, and Capital Factors Holding, Inc. and its subsidiaries ("Capital Factors") and Capital Factors Financing Trust, a special purpose trust. All significant inter-company transactions and balances have been eliminated in consolidation.
In the opinion of management, the interim consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information contained therein. The interim results of operations are not necessarily indicative of the results which may be expected for the full year.

NOTE 2: Risk Elements - Loans and Advances
------------------------------------------
Foreign Outstandings
--------------------
Foreign outstandings included in the loan portfolio consisted of the following (in thousands of dollars):

                          September 30, 1995     December 31, 1994
                          ------------------     -----------------
   Performing trade credits      $120,597             $111,150
   Other performing loans           3,416                3,832
   Nonaccrual loans                 2,650                  334
                                 --------             --------
                                 $126,663             $115,316
                                 ========             ========

Performing trade credits consist primarily of refinanced letters of credit, acceptances purchased and pre-export financings principally to banks that are located in foreign countries. Cash collateral maintained at Capital Bank as offsets to outstanding foreign loans totaled $16.3 million at September 30, 1995 compared to $14.6 million at year end 1994. In addition to the outstanding foreign loans, at September 30, 1995 and December 31, 1994 there were $29.3 million and $28.1 million, respectively, due primarily from foreign customers on acceptances, offset by $5.5 million and $2.2 million of cash collateral maintained at Capital Bank.

                             Page 6
------------------------------------------------------------------

The following is a list of cross border outstandings at September 30, 1995 and December 31, 1994 for those countries for which the total amount of outstandings (loans, acceptances, acceptances purchased, pre-export financings and other interest bearing assets), net of (a) any written guarantees of principal or interest by domestic or other non-local third parties (other than the foreign government) and (b) the value of any tangible liquid collateral that may be netted against the outstandings, exceeds 1% of consolidated total assets at the respective dates (in thousands of dollars):

                 September 30,                     December 31,
                     1995                             1994
                 -----------                       -----------
   Brazil           $22,228            Brazil              $18,594
   Argentina         19,707            Argentina            15,982
                                       Mexico               13,999
                    -------                                -------
                    $41,935                                $48,575
                    =======                                =======

At September 30, 1995, Capital Bank had cross border outstandings to Colombia, El Salvador, Ecuador, Peru and Guatemala, aggregating $14.8 million, $14.7 million, $14.6 million, $14.5 million and $12.9 million, respectively, which exceeded .75%, but were less than 1% of consolidated total assets. At December 31, 1994, Capital Bank had cross border outstandings to Peru, Ecuador and Bolivia, aggregating $13.2 million, $12.8 million and $10.9 million, respectively, which exceeded .75%, but were less than 1% of consolidated total assets.

At September 30, 1995 and December 31, 1994 Capital Bank held other interest earning assets of $6.8 million and $6.6 million, respectively, issued by debtors located in foreign countries.

Impaired Loans
--------------

The Company adopted SFAS 114, as amended by SFAS 118, effective January 1, 1995. This did not have a material impact on the Company's results of operations nor on its financial position, including the level of the reserve for possible credit losses. Instead, it resulted only in a reallocation of the existing reserve of possible credit losses.

At September 30, 1995, the recorded investment in loans that was considered impaired under SFAS 114 was $9,054,000. These loans required a SFAS 114 reserve for possible credit losses of $3,978,000. The average recorded investment in impaired loans during the nine months ended September 30, 1995 was $5,639,000. For the nine months ended September 30, 1995, the Company recognized interest revenue on these loans of $384,000.

Non-accrual and Past Due Loans and Advances
------------------------------------------

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

At September 30, 1995 there were $751,000 of loans that were over 90 days past due and still accruing interest, as compared to $1.9 million at December 31, 1994. Included in loans 90 days past due and still accruing interest were consumer, commercial and real estate loans of $454,000, $263,000 and $34,000, respectively, at September 30, 1995 as compared to foreign, commercial and consumer loans of $1.5 million, $279,000 and $131,000, respectively, at December 31, 1994. Loans which are over 90 days past due and still accruing interest are in the process of collection and deemed to be well secured.

                          Page 7
------------------------------------------------------------------

Following is a summary of non-accrual loans and advances (in thousands):

                                  September 30,      December 31,
                                      1995              1994
                                    --------         ------------
   Commercial                        $ 2,287             $ 3,416
   Foreign                             2,650                 334
   Real Estate                         1,141               1,801
   Consumer                            1,344               1,547
                                     -------             -------
                                     $ 7,422             $ 7,098
                                     =======             =======

The increase in non-accrual loans and advances is due to the transfer of several foreign loans with Argentine banks from accrual status to non-accrual status, offset by charge-offs and collections. Management has instituted collection procedures in connection with non-accrual loans and advances and has established allowances for loan losses and doubtful accounts deemed adequate to absorb potential losses, based on information currently available. Many of the factors considered in management's determination as to the adequacy of the allowances involve a significant degree of estimation and are subject to rapid changes that may be unforeseen by management. Changes to these factors could result in future adjustments to the allowance for loan losses.


NOTE 3:  Long-Term Debt
-----------------------

On July 28, 1995, Capital Factors, Inc., through its wholly-owned subsidiary C.F. Funding Corp., issued an additional $50,000,000 of Variable Rate Asset Backed Certificates ("senior certificates") with a maturity date of January 2001. The senior certificates bear an interest rate of LIBOR plus 1.25%. The interest rate on September 30, 1995 was 7.125%. Interest is payable monthly. The senior certificates which, including previously issued certificates, aggregate $175,000,000 are secured by interest earning advances which totaled $218,366,000 at September 30, 1995. Capital Factors, Inc. services and administers these advances and related receivables under an agreement entered into by Bankers Trust Company as Trustee, CF Funding Corp. and Capital Factors, Inc.


NOTE 4:  Litigation
-------------------

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

                           Page 8
------------------------------------------------------------------

ITEM 2.
                 MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 CAPITAL BANCORP AND SUBSIDIARIES

INTRODUCTION
------------

Capital Bancorp (the "Parent Company") is a bank holding company. Capital Bancorp and Subsidiaries (the "Company") had total consolidated assets of $1.5 billion at September 30, 1995. Capital Bank (the "Bank"), a Florida-chartered commercial bank, is wholly-owned by Capital Bancorp. Capital Factors Holding, Inc. ("Capital Factors"), which conducts commercial factoring activities, is wholly-owned by the Bank.

The following discussion and analysis presents the significant changes in the financial condition and results of operations for the periods indicated. The discussion should be read in conjunction with the consolidated financial statements and notes included in Part I, Item 1 of this report.

FINANCIAL CONDITION - SEPTEMBER 30, 1995 VS. DECEMBER 31, 1994
--------------------------------------------------------------

Total assets increased $195.3 million during the first nine months of 1995, composed of increases of $134.9 million in interest earning assets and $60.4 million in non-interest earning assets. The increase in assets was composed of increases of $111.0 million in net accounts receivable - factoring subsidiary, $62.3 million in cash and cash equivalents, $28.8 million in net loans, $3.7 million in accrued interest and other assets, $2.0 million in due from customers on acceptances and $1.4 million in premises and equipment offset by decreases of $7.4 million in total securities and $6.5 million in other real estate.

The increase in accounts receivable - factoring subsidiary was due to an overall increase in factoring volume. During 1995, Capital Factors opened an office in Charlotte, North Carolina, and introduced a new service, asset-based lending. Capital Factors operates factoring offices in New York, New York, Los Angeles, California, Fort Lauderdale, Florida and Charlotte, North Carolina. Capital Factors purchases receivables from its clients and records a liability payable to the clients at the time of such purchase. From time to time, the liability is reduced by advance payments by Capital Factors to the clients, prior to the contractual payment date for the receivables purchased. Such advance payments are interest earning balances of Capital Factors. Interest earning advances amounted to $239.2 million at September 30, 1995 compared to $169.7 million at December 31, 1994. Non-accrual advances amounted to $928,000 and $739,000 at September 30, 1995 and December 31, 1994, respectively.

The increase in cash and cash equivalents was composed of increases of $41.0 million in federal funds sold and securities purchased under agreements to resell and $21.3 million in cash and due from banks. The increase in federal funds sold and securities purchased under agreements to resell resulted primarily from net inflows of deposits during the second and third quarter. The increase in cash and due from banks resulted primarily from funds raised by Capital Factors in the sale of $50.0 million of senior certificates to outside investors in July, 1995.

The increase in net loans primarily consisted of an increase in loans of $32.2 million offset by an increase of $3.4 million in the allowance for loan losses. The increase in loans was comprised primarily of increases of $16.4 million in international - commercial loans, $11.0 million in mortgage loans and $8.3 million in installment loans offset by decreases of $2.6 million in acceptances purchased and $1.3 million in domestic - commercial loans. The growth in international - commercial loans resulted from increased marketing efforts of foreign trade finance services. The increase in mortgage loans reflects the results of expanded marketing efforts. Installment loans increased primarily due to expansion of indirect automobile financing.

The allowance for loan losses totaled $12.6 million and $9.2 million at September 30, 1995 and December 31, 1994, respectively, representing, 1.9% and 1.4% of outstanding loans at these dates, respectively. The increase in the allowance for loan losses is primarily due to the recovery in 1995 of $1.6 million of certain non-trade foreign loans which were charged off during 1994 along with lower levels of charge-offs in 1995 relative to additional provisions recorded. Non-accrual loans and loans 90 days or more past due amounted to $7.2 million and $8.3 million, at September 30, 1995 and December 31, 1994, respectively. The adjusted ratio of annualized net loans charged off to average loans outstanding was .14% and

                           Page 9
------------------------------------------------------------------

1.41% for the nine months ended September 30, 1995 and 1994, respectively. The ratios of annualized net loans charged off to average loans outstanding mentioned above exclude the $1.6 million recovery of certain non-trade foreign loans during the first nine months of 1995 and $4.8 million in net charge-offs of non-trade foreign loans in the first nine months of 1994. Based on information currently available, management believes the allowance for loan losses to be adequate to absorb losses, if any, which might occur on these loans or are otherwise inherent in the loan portfolio. In determining the level of the allowance, management considers a variety of factors including the financial condition of borrowers, the availability and nature of collateral, current economic conditions and past loan loss experience, among other things. Such factors are subject to estimations and assumptions regarding future events. At this time, management is unable to predict the amount of future adjustments to the allowance for loan losses if its estimates and assumptions are determined to be incorrect.

The decrease in total securities consisted of maturities and paydowns during the first nine months totaling $44.5 million offset by purchases of $33.1 million and a reduction in the unrealized loss on securities available for sale of $3.8 million. Proceeds from these maturities and paydowns were used to purchase securities, as well as fund alternative interest earning assets.

Other real estate amounted to $8.2 million and $14.7 million at September 30, 1995 and December 31, 1994, respectively. The decrease in other real estate was due primarily to sales of several properties totaling $7.4 million.

Total liabilities increased $179.1 million composed of increases of $88.7 million in total deposits, $49.7 million in long term debt, $42.4 million in due to factoring clients, $9.5 million in other liabilities and $2.0 million in bank acceptances outstanding offset by a decrease of $13.2 million in other funds purchased.

The increase in total deposits included an increase of $123.6 million in time deposits offset by decreases of $25.3 million in savings and money market deposits and $9.7 million in non-interest bearing deposits. The increase in time deposits reflects the combined effect of internal marketing efforts to increase overall deposits and increased customer demand for time deposits due to higher rates offered. Management believes the decrease in savings and money market deposits reflects an industry-wide trend whereby customers have chosen alternative investment and savings products over low yielding deposit products.

Deposit liabilities represented 68%, 71% and 82% of total liabilities at September 30, 1995, December 31, 1994 and December 31, 1993, respectively. For the same dates, interest bearing non-deposit balances represented 18%, 17% and 6% of total liabilities. Management believes that non-deposit funding sources will continue to represent a greater percentage of total liabilities when compared to historical levels for the foreseeable future.

CAPITAL RESOURCES
-----------------
Stockholders' equity increased $16,277,000 during the first nine months of 1995 as a result of net income of $12,685,000, proceeds from the sale of treasury stock of $2,112,000, proceeds from the exercise of stock options of $892,000 and a decrease in the unrealized loss on securities available for sale of $2,396,000, all offset by dividends declared of $1,806,000 and cash redemption of fractional shares of $2,000 due to the 3-for-2 stock split effective June 22, 1995.

The Company and the Bank are required by regulations of the Federal Reserve Board and the Federal Deposit Insurance Corporation, respectively, to meet minimum ratios of capital to risk-weighted assets of 4% and 8% for Tier One capital and total risk-based capital, respectively. The Company and the Bank are also required to maintain a minimum leverage ratio, defined to be equal to Tier One capital to average quarterly assets, of 3%. However, the Federal Reserve Board has publicly stated its expectation that most banks should maintain a leverage ratio of 1% to 2% above the minimum requirement. As illustrated in the following table, the Parent Company and the Bank complied with all regulatory capital requirements at September 30, 1995.

                      Company                  Capital Bank
               9/30/95       12/31/94     9/30/95       12/31/94
               -------       --------     -------       --------
Leverage         7.85%         7.58%        7.61%          7.58%

Tier One
Risk-Based      10.96%        10.32%       10.61%         10.30%

Total
Risk-Based      12.21%        11.53%       11.86%         11.51%



                             Page 10
------------------------------------------------------------------

In the opinion of management, these ratios are sufficient to protect depositors and facilitate future growth. Management of the Company continuously reviews capital adequacy. The various alternatives for generating equity from external resources are constantly under review to ascertain the most effective approach for the Company. The Company has traditionally provided most of its capital through retained earnings. For the first nine months of 1995 and 1994, respectively, the Company's annualized internal capital generation rate was 15.92% and 14.15%, respectively. The Company currently pays dividends of 8.33 cents per share per quarter. This dividend policy is dependent upon the Bank's ability to continue the payment of dividends to the Parent Company. Unforeseen changes in the financial condition of the Company or Capital Bank, or actions by regulatory authorities, could result in changes in the dividend policy.

LIQUIDITY AND ASSET/LIABILITY MANAGEMENT
----------------------------------------

Liquidity represents the Company's ability to meet customers' borrowing needs, take advantage of investment opportunities, fund deposit withdrawals and maintain reserve requirements. On the asset side, the primary sources of liquidity are cash and due from banks, interest bearing deposits with banks, Federal funds sold and other short-term investments, investment securities and scheduled repayments of outstanding loans and receivables. On the liability side, the principal source of liquidity is growth in deposits, purchased funds and other borrowings.

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

Maintenance of satisfactory funding levels allows the Company to position itself so that the risks of interest rate fluctuations are decreased. This, together with a high percentage of variable rate assets, provides a more consistent margin between interest earning assets and interest bearing liabilities. For the nine months of 1995, the average rate paid on interest bearing deposit liabilities was 3.90%, while the average rate paid for other interest bearing liabilities was 6.68%. Furthermore, to the extent that non-deposit liabilities grow faster than deposits, the Company's overall cost of funds will likely rise. At this time, management does not believe these factors will have a significant adverse impact on net interest income.

Following is a summarized analysis of maturity and repricing characteristics of assets and liabilities at September 30, 1995. For purposes of this analysis, regular passbook savings, NOW and money market accounts and demand deposits are included as repricing based on an assessment of the underlying liabilities' sensitivity to changes in interest rates.


                Maturity or Repricing (In Millions of Dollars)
                ----------------------------------------------
             30 days      31-180      181-365      Over
             or less       days         days      one year   Total
             -------     -------     --------    --------    -----
Assets       $616.7      $ 114.8      $102.9      $684.6   $1,519.0

Liabilities and
Equity        347.8        347.6       246.6       577.0    1,519.0
             ------      -------     -------      ------   --------
Gap           268.9       (232.8)     (143.7)      107.6         --
             ------      -------     -------      ------   --------
Cumulative
   Gap       $268.9      $  36.1     $(107.6)     $   --   $     --
             ======      =======     =======      ======   ========


As reflected in the table above, the Company had an estimated $268.9 million of net assets subject to repricing in the 30 day or less time horizon. Consequently, a reduction in short-term interest rates could have a negative impact on net interest income derived from assets and liabilities repricing during this time horizon, however such impact is not believed to be significant. Furthermore, over the 180 day time horizon, the cumulative gap position decreases to $36.1 million, thus mitigating the potential negative effect of a reduction in short-term interest rates. Management believes the overall asset/liability position to be satisfactory at September 30, 1995.


                         Page 11
------------------------------------------------------------------

Liquidity is also necessary at the Parent Company level. The ability of the Parent Company to meet debt service requirements, pay dividends to stockholders and satisfy other liquidity needs is primarily dependent on the Bank's ability to continue the payment of dividends. The ability of the Bank to pay dividends is restricted by Florida statutes. At periodic intervals, State and Federal regulatory agencies routinely examine the Parent Company and the Bank as part of their legally prescribed oversight of the banking industry and may further restrict the payment of dividends or other activities by regulatory action. At September 30, 1995, the Bank was not subject to any restrictions other than statutory.

For the remainder of 1995, the Parent Company's estimated debt service and stockholder dividend requirements will total approximately $650,000. At September 30, 1995, the Parent Company had available cash balances of approximately $5.1 million.
Management believes the Parent Company's cash position at September 30, 1995 to be satisfactory.

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

At September 30, 1995, the Company had outstanding commitments to extend credit, commercial letters of credit and standby letters of credit amounting to $137.0 million, $99.2 million and $15.1 million, respectively. In the normal course of business, some of these commitments may expire without being drawn upon. The Company expects to meet funding requirements resulting from these commitments by using its traditional sources of liquidity.

RESULTS OF OPERATIONS - Nine Months Ended September 30, 1995 and
1994
------------------------------------------------------------------
The Company recorded net income of $12,685,000, or $1.67 per share, for the nine months ended September 30, 1995, compared to $10,700,000, or $1.49 per share (adjusted for the stock 3-for-2 split in the form of a 50% stock dividend in June 1995), for the first nine months of 1994. The annualized return on average assets was 1.21% for the nine months ended September 30, 1995 compared to 1.14% for the same period in 1994. The annualized return on average stockholders' equity was 17.05% for first nine months of 1995 compared to 16.55% for the same period in 1994. The increase in income was primarily a result of improved net interest margin after provisions for credit losses, higher factoring revenues and service charges on deposits offset by higher other operating expenses, higher provision for income taxes and lower gains on securities transactions.

Net Interest Income
-------------------

The following net interest earnings analysis should be read in conjunction with selected statistical information presented on pages 16 and 17.

Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds. Net interest income totaled $50.4 million and $43.4 million for the nine months ended September 30, 1995 and 1994, respectively. Loan fees included in net interest income amounted to $1.2 million and $1.4 million for the nine months ended September 30, 1995 and 1994, respectively. Net interest income on a fully tax-equivalent basis, including loan fees, totaled $51.4 million for the first nine months of 1995 compared to $44.7 million for the first nine months of 1994.

                         Page 12
------------------------------------------------------------------

Net interest income can be viewed as the product of average earning assets and the net interest margin. Net interest income for the first nine months ended September 30, 1995 increased $7.0 million over the comparable period in 1994, as a result of an increase of $19.5 million in interest income offset by an increase of $12.5 million in interest expense. Interest income and interest expense increased primarily due to increases in average balances and interest rates. The annualized net interest margin increased to 6.11% for the nine months ended September 30, 1995 (excluding non-recurring interest collections) from 5.91% for the nine months ended September 30, 1994. The increase in net interest income was due to an increase in average interest earning assets to $1.103 billion for the nine months ended September 30, 1995 from $1.011 billion for the nine months ended September 30, 1994, increased interest rates and the collection of past due interest which had not been previously recorded ($975,000). The adjusted annualized yield on average interest earning assets increased from 8.19% for the nine months ended September 30, 1994 to 9.72% for the same period in 1995 primarily due to higher yields on loans, accounts receivable-advances and federal funds sold and securities purchased under agreements to resell.

Average interest bearing liabilities increased to $857.9 million for the first nine months of 1995 from $765.5 million for the same period in 1994, while the annualized rate paid on these liabilities increased to 4.64% from 3.02%. The increase in average interest bearing liabilities occurred primarily in short and long-term borrowings which averaged $228.8 million in 1995, compared to $124.5 million in 1994. Capital Factors' average borrowings were $136.7 million in 1995 compared to $34.4 million in 1994 and account for most of the increase. Such increase reflects $125.0 million of senior certificates outstanding for nine months in 1995 compared to $100.0 million outstanding for three months in 1994. Average interest bearing deposits declined by $11.9 million as a result of a decrease of $62.8 million in the average savings and money market deposits offset by an increase of $50.9 million in the average time deposits. Substantially all of the Company's non-deposit borrowings are floating rate or otherwise reprice in 30 days or less and were thus significantly influenced by increased market interest rates. The higher rates paid on all liabilities combined with the increased portion of non-deposit liabilities resulted in the overall increase in the average rates paid on liabilities.

The utilization rate, the ratio of average interest earning assets to average total assets, decreased to 78.78% for the nine months ended September 30, 1995 from 80.41% for the same period in 1994. The utilization rate decreased primarily due to higher average non-interest earning assets, primarily cash and due from banks and other assets.

Provisions for Credit Losses
----------------------------

For the first nine months of 1995, the provision for loan losses and the provision for doubtful accounts decreased $25,000 and $435,000, respectively, compared to the same period in 1994. The decrease in the provision for doubtful accounts reflects, in part, the general improvement in asset quality at Capital Factors. Problem or potential problem loans and advances amounted to $16.1 million at September 30, 1995 and $13.1 million at September 30, 1994. The provisions reflect management's judgment as to the amount deemed adequate to absorb potential loan and receivables losses in the respective portfolios after evaluating the portfolios, current economic conditions, changes in the nature and volume of the portfolios, past loss experience and other pertinent factors.

Non-Interest Income and Expense
-------------------------------

Other income increased $3.0 million, or 9% for the nine months ended September 30, 1995 compared to the same period in 1994. The increase in other income primarily consisted of increases of $2.4 million in factoring revenues and $1.2 million in service charges on deposits offset by a decrease of $1.2 million in securities gains.

The Company, through Capital Factors, operates factoring offices in Fort Lauderdale, Florida, Los Angeles, California, New York, New York, and Charlotte, North Carolina. Total accounts receivable factored amounted to $1.5 billion and $1.1 billion during the first nine months of 1995 and 1994, respectively, representing an increase of 30.9%. Factoring revenues, primarily representing commissions earned on factored accounts receivable, increased 16.4% from $14,708,000 in 1994 to $17,114,000 in 1995, reflecting volume growth offset by lower commission rates earned on accounts receivable factored. This growth is primarily attributable to overall expansion of factoring activities.

Service charges on deposits increased 13.7% from $8,446,000 in 1994 to $9,603,000 in 1995. This increase is primarily due to the adjustment of the pricing of some services during the second quarter of 1994.

                            Page 13
------------------------------------------------------------------

In 1994, securities gains included the gain on the sale of certain floating rate Argentine bonds, received in connection with a prior Brady Plan restructuring.

Other expenses increased $7.2 million, or 14%, consisting primarily of increases of $5.1 million in other operating expenses and $2.2 million in salary and employee benefits. The increase in other operating expenses primarily reflects the $2.7 million provision to fully reserve for potential losses resulting from overdrafts related to one customer and increases of $1.2 million in ORE related expenses (primarily due to an increase in provisions for potential losses). The increase in salary and employee benefits is due to merit increases, increased benefit costs and work force growth. Approximately 84% of the increase in personnel costs is attributable to expansion of Capital Factors' activities.

RESULTS OF OPERATIONS - Three Months Ended September 30, 1995 and
1994
-----------------------------------------------------------------

The Company recorded net income of $5,024,000 or $.66 per share, for the three months ended September 30, 1995, compared to $4,194,000 or $.58 per share (includes effect of stock split), for the same period in 1994. The annualized return on average assets was 1.34% for the three months ended September 30, 1995, compared to 1.25% for the three months ended September 30, 1994. The annualized return on average stockholders' equity was 19.01% for the three months ended September 30, 1995 compared to 18.78% for the same period in 1994. The increase in income was primarily a result of improved net interest income, higher factoring revenue and other operating income offset by increases in the provision for loan losses, other operating expenses and salary and employee benefits.

Net Interest Income
-------------------

Net interest income for the three months ended September 30, 1995 increased $2.9 million over the comparable period in 1994, as a result of an increase of $6.8 million in interest income (primarily in interest and fees on loans and interest on advances to factoring clients) offset by an increase of $3.9 million in interest expense (primarily in time deposits and long term borrowings). The increase in interest income is primarily due to higher average balances along with higher average yields on interest earning assets. Interest income for the three months ended September 30, 1995 also includes $975,000 in non-recurring interest related to the collection of a loan previously on non-accrual status.
Interest expense was higher primarily due to higher average interest bearing liabilities and higher average rates paid. The net interest margin for the three months ended September 30, 1995 increased to 5.97% (excluding non-recurring collections) from 5.91% for the three months ended September 30, 1994.

Provisions for Credit Losses
----------------------------

For the three months ended September 30, 1995, the provision for loan losses increased $1,550,000 while the provision for doubtful accounts remained unchanged compared to the same period in 1994. During the third quarter of 1994, the Company had $1.9 million in recoveries of loans which resulted in lower loan loss provisions compared to 1995. The provisions reflect management's judgment as to the amount deemed adequate to absorb potential loan and receivable losses in the respective portfolios after evaluating the portfolios, current economic conditions, changes in the nature and volume of the portfolios, past loss experience and other pertinent factors.

Non-Interest Income and Expense
-------------------------------

Other income increased $1.4 million, or 13% for the three months ended September 30, 1995 compared to the same period in 1994. The increase in other income primarily consisted of increases of $938,000 in factoring revenues and $620,000 in other operating income. Factoring revenue increased due to expansion of factoring activities. The increase in other operating income primarily relates to contract termination payments of $732,000 received upon data processing conversion.

Other expenses increased $1.6 million, or 9% for the three months ended September 30, 1995 compared to the same period in 1994. The increase consisted primarily of increases of $874,000 in other operating expenses and $603,000 in salary and employee benefits. Other operating expenses increased primarily in other real estate expenses due to increased provisions for potential losses. Salary and employee benefits were higher due to merit increases, workforce growth and increased benefit costs.

                          Page 14
------------------------------------------------------------------

LITIGATION
----------

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

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

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

IMPACT OF INFLATION AND CHANGING PRICES
---------------------------------------

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

                          Page 15
------------------------------------------------------------------

                                               CAPITAL BANCORP AND SUBSIDIARIES
                                                SELECTED STATISTICAL INFORMATION
                                              (All Dollar Amounts in Thousands)

                                                            For the Nine Months Ended September 30,
                                -------------------------------------------------------------------------------
                                                  1995                                     1994
                                ---------------------------------         -------------------------------------
                                                          Average                                       Average
                                    Average                Yield             Average                     Yield
                                    Balance   Interest*   Or Rate*           Balance      Interest*     Or Rate*
                                 ----------   --------    --------         ---------      ---------     --------
ASSETS
------
Interest earning assets:
   Loans, net of unearned income:
      U.S. borrowers             $  510,949   $   38,680  10.12%           $   462,752    $  31,589       9.13%
      Foreign borrowers             124,055        7,626   8.22%                88,230        4,144       6.28%
      Tax-exempt                     20,198        2,463  16.31%                26,766        3,149      15.73%
                                 ----------   ----------                   -----------    ---------

   Total loans                      655,202       48,769   9.95%               577,748       38,882       9.00%

   Accounts receivable
     advances-factoring
     subsidiary, net of due to
     clients                        199,539       19,729  13.22%              144,454        11,638      10.77%

      Securities:
      Taxable                       205,586        9,497   6.18%              196,110         8,426       5.74%
      Tax-exempt                      3,451          274  10.62%                4,401           350      10.65%

   Federal funds sold and
     securities purchased under
     agreement to resell             39,391        1,945   6.60%               88,090         2,647       4.02%
                                 ----------   ----------                   ----------     ---------
      Total interest earning
        assets                    1,103,169       80,214   9.72%            1,010,803        61,943       8.19%
                                 ----------   ----------                   ----------     ---------
Less allowance for loan losses
 and doubtful accounts              (12,912)                                  (15,925)
Cash and due from banks             103,730                                    74,576
Due from customers on acceptances    27,915                                    29,712
Other real estate                    11,856                                    13,941
Other assets                        166,471                                   143,902
                                 ----------                                ----------
      Total assets               $1,400,229                                $1,257,009
                                 ==========                                ==========

* Yield and interest on tax-exempt loans and securities have been adjusted to reflect tax-equivalent basis.
    Loan fees are included in interest. Nonaccrual loans are included in interest-earning loans for purposes of calculating average yields. Yield and interest on loans to U.S. borrowers exclude $975,000 in interest income relating to the payoff of a loan which was previously on non-accrual status.

                                    Page 16
------------------------------------------------------------------


                                              CAPITAL BANCORP AND SUBSIDIARIES
                                              SELECTED STATISTICAL INFORMATION
                                              (All Dollar Amounts in Thousands)

                                                                     For the Nine Months Ended September 30,
                                                ------------------------------------------------------------------------
                                                                1995                                  1994
                                                ------------------------------------     --------------------------------
                                                                             Average                             Average
                                                  Average                     Yield       Average                 Yield
                                                  Balance     Interest*      Or Rate*      Balance   Interest*    Or Rate*
                                                ---------     --------       -------     ---------  ---------    --------


LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Deposits:
      Savings and money market                  $  296,193    $   5,133       2.32%      $  358,999  $   5,105   1.90%
      Time                                         332,937       13,223       5.31%         282,079      7,836   3.71%
                                                ----------    ---------                  ----------  ---------
      Total interest bearing deposits              629,130       18,356       3.90%         641,078     12,941   2.70%
                                                ----------    ---------                  ----------  ---------

   Federal funds purchased and short-term
         borrowings:
      Domestic banks                                    --           --         --               87          2   3.01%
      Short-term borrowings                         90,189        3,526       5.23%          87,814      2,585   3.94%

                                                ----------    ---------                  ----------   --------
                                                    90,189        3,526       5.23%          87,901      2,587   3.93%
                                                ----------    ---------                  ----------   --------
   Long-term borrowings                            138,570        7,907       7.63%          36,568      1,753   6.41%
                                                ----------    ---------                  ----------   --------
      Total interest bearing liabilities           857,889       29,789       4.64%         765,547     17,281   3.02%
                                                ----------    ---------                  ----------   --------

Non-interest bearing deposits                      289,431                                  271,840
Bank acceptances outstanding                        27,915                                   29,712
Other liabilities                                  125,510                                  103,448
Stockholders' equity                                99,484                                   86,462
                                                ----------                               ----------
      Total liabilities and stockholders'
        equity                                  $1,400,229                               $1,257,009
                                                ==========                               ==========

      Net interest earnings/yield                               $50,425       6.11%                    $44,662   5.91%
                                                                =======      =====                     =======  =====

      Net interest spread                                                     5.08%                              5.17%
                                                                             =====                              =====

      Utilization rate                                                       78.78%                             80.41%
                                                                             =====                              =====

*See previous page for explanation.

                                    Page 17
------------------------------------------------------------------

              PART II. OTHER INFORMATION



Item 1.  Legal Proceedings
--------------------------

NATHAN J. ESFORMES, STANLEY I. WORTON, M.D., AND LEONARD WIEN, AS INDIVIDUAL SHAREHOLDERS AND ON BEHALF OF ALL OTHER SHAREHOLDERS OF CAPITAL BANCORP V. ABEL HOLTZ, FANA HOLTZ, DANIEL M. HOLTZ, JAVIER
J. HOLTZ, CAPITAL BANK AND CAPITAL BANCORP, CIRCUIT COURT FOR THE 11TH JUDICIAL DISTRICT IN AND FOR DADE COUNTY, FLORIDA CASE NO. 95-02515.

This action is described in Part I, Item 3, "Legal Proceedings" of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and Part II, Item 1, "Legal Proceedings" of the Company's Forms 10-Q for the quarters ended March 31, 1995 and June 30, 1995, which description is incorporated herein by reference and made a part hereof.

STANLEY I. WORTON, M.D. V. ABEL HOLTZ, FANA HOLTZ, DANIEL HOLTZ,
ALEX HALBERSTEIN AND CAPITAL BANCORP, CIRCUIT COURT OF THE 11TH
JUDICIAL DISTRICT IN AND FOR DADE COUNTY, FLORIDA CASE NO. 95-
02520-CA-09.

This action is described in Part I, Item 3, "Legal Proceedings" of the Company's Annual Report on Form 10-K for the year ended December 31, 1994, and Part II, Item 1, "Legal Proceedings" of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, which descriptions are incorporated herein by reference and made a part hereof.

AGUSTIN CORDERO, OLD CUTLER BAY DEVELOPMENT CORPORATION ET AL. VS. CAPITAL BANK ET AL., 11TH JUDICIAL CIRCUIT, DADE COUNTY, FLORIDA,
CIV. ACTION 95-010662 (CA 23-DONNER)

This action is described in Part II, Item 3, "Legal Proceedings" of the Company's Form 10-Q for the quarter ended June 30, 1995 (the "June 10-Q"), which description is incorporated herein by reference and made a part hereof. Since the date of the June 10-Q, the Bank filed a motion to dismiss which was granted on November 9, 1995, without prejudice, allowing the plaintiffs 30 days to amend the complaint.

Other Litigation
----------------

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


Item 5.  Other Information
---------------------------
As of August 31, 1995, Daniel Holtz, Chairman of the Board, Chief Executive Officer and President of the Company, Fana Holtz, the Vice Chairman of the Board, and Javier Holtz, a director of Capital Bank owned and/or had the power to vote approximately 7%, 42%, 3%, respectively, (52% in the aggregate) of the Company's Common Stock (including shares of Common Stock subject to options exercisable by such individuals within 60 days). As a result of discussions with the Florida Department of Banking and Finance, Fana Holtz, Daniel Holtz and Javier Holtz have advised the Company that they, both individually and as a group, have voluntarily filed an application to acquire and/or maintain a controlling interest in the Company. They have also advised the Company that they do not believe that such an application is legally required, but that they have filed to resolve outstanding issues concerning their relationships with the Company and Capital Bank. Fana Holtz, Daniel Holtz and Javier Holtz are also having discussions with the Board of Governors of the Federal Reserve System regarding these issues. The plaintiffs in the first two legal proceedings described above and one other shareholder have recently filed a Notice of Intention to Appear and a Petition for a Formal Administrative Hearing with the Florida Department of Banking and Finance in connection with the disposition of the application. It cannot presently be determined what effect, if any, this action and these discussions will have on the Company.


                         Page 18
------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibit 11 - Calculation of Earnings Per Share - Page 21

      Exhibit 27 - Financial Data Schedule

(b) No Current Reports on Form 8-K were filed by the Company during the quarter ended September 30, 1995.



                           Page 19
------------------------------------------------------------------

                          SIGNATURES
                          ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date:   November 14, 1995           By: /s/ Lucious T. Harris
                                        -------------------------
                                        LUCIOUS T. HARRIS
                                        Senior Vice President and
                                        Treasurer
                                        (Principal Financial and
                                        Accounting Officer)




















                         Page 20
------------------------------------------------------------------