Form 10-Q/A
period 1995-09-30
CAPITAL BANCORP/FL
filed 1996-02-23
CIK 702164

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
=================================================================
                      Page 1 of             29     Pages
                    Exhibit Index Page             26


ITEM 1.          PART I.  FINANCIAL INFORMATION
                 CAPITAL BANCORP AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CONDITION
                  (In Thousands of Dollars)

                                       September 30,   December 31,
                                            1995          1994
                                       -------------   ------------
                                        (Unaudited)     (Audited)
ASSETS
   Cash and due from banks             $  112,985      $   91,712
   Federal funds sold and securities
     purchased under agreement to resell   56,000          15,000
                                       ----------      ----------
       Cash and cash equivalents          168,985         106,712
                                       ----------      ----------

   Securities held to maturity
     (Market value 9/30/95 -
     $77,489, 12/31/94 - $ 89,122)         76,599          91,031
   Securities available for sale
     (at market value)                    137,007         130,018
                                       ----------      ----------
         Total securities                 213,606         221,049
                                       ----------      ----------

   Loans                                  698,069      648,618
     Less allowance for loan losses       (12,590)         (9,210)
     Less unearned income                  (2,815)         (2,771)
                                       ----------      ----------
        Loans, net                        682,664      636,637
                                       ----------      ----------
   Accounts receivable -
     factoring subsidiary, net             329,736     248,142
   Premises and equipment, net             33,788          32,358
   Due from customers on acceptances       32,577          30,575
   Other real estate                        8,229          14,710
   Accrued interest and other assets       33,406          29,679
                                       ----------      ----------
       Total assets                    $1,502,991    $1,319,862
                                       ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits:
     Non-interest bearing deposits     $  286,930      $  296,599
     Savings and money market deposits    290,044         315,323
     Time deposits                        388,502         264,871
                                       ----------      ----------
       Total deposits                     965,476         876,793
                                       ----------      ----------
   Funds purchased and securities sold
    under agreements to repurchase         74,012          87,236
   Bank acceptances outstanding            32,577          30,575
   Due to clients - factoring subsidiary
                                          120,898        90,706
   Long-term debt                         176,650         126,980
   Other liabilities                       25,738          16,209
                                       ----------      ----------
       Total liabilities                 1,395,351     1,228,499
                                       ----------      ----------

   Stockholders' equity:
     Common stock, $1 par value
       Authorized - 20,000,000 shares
       Issued - 7,335,676 shares - 9/30/95,
       4,821,475 shares - 12/31/94          7,336           4,821
     Capital surplus                        7,263           8,216
     Retained earnings                     94,324          83,445
     Treasury stock -
       80,000 shares - 12/31/94                --          (1,440)
     Unrealized loss on securities
       available for sale                  (1,283)         (3,679)
                                       ----------      ----------
       Total stockholders' equity         107,640          91,363
                                       ----------      ----------
       Total liabilities and
         stockholders' equity
                                       $1,502,991   $1,319,862
                                       ==========     ==========
See accompanying notes to consolidated financial statements.

                            Page 2
------------------------------------------------------------------

                    CAPITAL BANCORP AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
               (In Thousands of Dollars Except Per Share Data)
                               (Unaudited)

                             Three Months Ended   Nine Months Ended
                                September 30,        September 30,
                               1995       1994    1995        1994
                               ----       ----    ----        ----
INTEREST INCOME:
  Loans                      $18,424   $13,477  $50,690 $37,920
  Advances-factoring clients
                               6,526     4,555   17,920  11,498
   Taxable securities          3,132     3,394    9,497   8,424
   Tax-exempt securities          57        57      178     228
   Dividends                      --         --       --      2
  Federal funds sold and
   securities purchased under
   agreements to resell        1,113        977    1,945   2,647
                            --------    -------  -------  -------
      Total interest income   29,252     22,460   80,230  60,719
                            --------    -------  -------  -------
INTEREST EXPENSE:
   Savings and money
     market deposits           1,723      1,693    5,133   5,105
   Time deposits               5,394      2,831   13,223   7,836
   Short-term borrowings       1,062      1,097    3,537   2,587
   Long-term debt              2,962      1,616    7,896   1,753
                            --------    -------  -------  -------
     Total interest expense   11,141      7,237   29,789  17,281
                            --------    -------  -------  -------
      Net interest income     18,111     15,223   50,441  43,438
   Provision for loan losses   1,700        150    2,450   2,475
   Provision for doubtful accounts-
    factoring subsidiary         700        700    1,650   2,085
                            --------    -------  -------  -------
      Net interest income
       after provisions       15,711     14,373   46,341  38,878
                            --------    -------  -------  -------

OTHER INCOME:
   Factoring revenues          6,390      5,452   17,114  14,708
   Service charges on deposits 3,043      3,072    9,603   8,446
   Fees on letters of credit   1,065      1,029    3,075   3,084
   Securities gains               --        151       12   1,213
   Other operating income      1,854      1,234    4,565   3,925
                            --------    -------  -------  -------
      Total other income      12,352     10,938   34,369  31,376
                            --------    -------  -------  -------

OTHER EXPENSES:
   Salaries and
     employee benefits         9,645      9,042   28,446  26,288
   Occupancy expense, net      1,968      1,869    5,658   5,674
   Other operating
     expenses, net             8,318      7,444   26,221  21,162
                            --------    -------  -------  -------
      Total other expenses    19,931     18,355   60,325  53,124
                            --------    -------  -------  -------

   Income before income taxes  8,132      6,956   20,385  17,130
   Provision for income taxes  3,108      2,762    7,700   6,430
                            --------    -------  -------  -------

   Net income               $  5,024    $ 4,194  $12,685 $10,700
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

                             Page 3
------------------------------------------------------------------

                       CAPITAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In Thousands of Dollars)
                                (Unaudited)

                                                 Nine Months Ended
                                                   September 30,
                                                1995         1994
                                                ----         ----
Cash flows from operating activities:
   Net income                              $ 12,685       $ 10,700
   Adjustments to reconcile net income to net
      cash provided by operating
      activities:
   Provision for loan losses                  2,450          2,475
   Provision for doubtful
    accounts-factoring subsidiary             1,650          2,085
   Depreciation and amortization              3,033          2,582
   Net losses on other real estate            1,731            355
   Securities gains                             (12)        (1,213)
   Gain on disposal of premises and equipment   (32)           (20)
   Increase in accrued interest
      and other assets                       (5,143)        (8,404)
   Increase in other liabilities              9,510          5,946
                                           --------       --------
      Net cash provided by
        operating activities                 25,872         14,506
                                           --------       --------

Cash flows from investing activities:
   Proceeds from maturities of securities
                 held to maturity            27,834     28,800
   Purchase of securities             held
         to maturity                        (13,074)   (79,834)
      Proceeds from sales of securities
     available for sale                          --      6,159
      Proceeds from maturities of securities
     available for sale                      16,651      18,439
      Purchase of securities
     available for sale                     (20,000)  (33,140)
   Net increase in loans                    (48,985)  (46,191)
   Proceeds from sale of premises & equipment    81             23
   Purchase of premises and equipment        (4,656)        (9,011)
   Proceeds from sale of other real estate    6,039          4,648
   Improvements to other real estate           (781)          (442)
   Increase in accounts receivable-factoring
      subsidiary (net of due to clients)
                                            (53,052)   (41,718)
                                           --------       --------


      Net cash used in investing activities (89,943)      (152,267)
                                           --------       --------

Cash flows from financing activities:
   Net increase (decrease) in deposits       88,683        (38,452)
   Net increase (decrease) in Federal
     funds purchased and securities sold
     under agreements to repurchase         (13,224)        53,348
   Proceeds from issuance of senior
     certificates - factoring subsidiary     50,000         97,808
   Repayment of debt-factoring subsidiary        --        (15,000)
   Repayment of long-term debt                 (330)          (625)
   Cash dividends                            (1,787)        (1,731)
   Proceeds from exercise of stock options      892            623
   Redemption of fractional shares after
      3-for-2 stock split                        (2)            --
   Proceeds from sale of treasury stock       2,112             --
                                           --------       --------

      Net cash provided by
        financing activities                126,344         95,971
                                           --------       --------

Net increase (decrease) in cash
   and cash equivalents                      62,273        (41,790)

Cash and cash equivalents
    at beginning of period                  106,712        156,789
                                           --------       --------

Cash and cash equivalents
    at end of period                       $168,985       $114,999
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

                           Page 5
-----------------------------------------------------------------

                CAPITAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 1995


NOTE 1:  Basis of Presentation
------------------------------
The Consolidated Statements of Condition for Capital Bancorp and Subsidiaries (the "Company") as of September 30, 1995 and December 31, 1994, the Consolidated Statements of Income for the nine- and three-month periods ended September 30, 1995 and 1994 and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1995 and 1994 included in Form 10-Q have been prepared by the Company in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited except for the Consolidated Statement of
Condition as of December 31, 1994.     Certain amounts in the
December 31, 1994 Consolidated Statement of Condition have been reclassified to conform with the 1995 presentation.

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

                          Page 7
------------------------------------------------------------------

Following is a summary of non-accrual loans and advances (in thousands):

                                  September 30,      December 31,
                                      1995              1994
                                    --------         ------------
   Commercial    loans       $            1,359           $ 2,677
   Foreign    loans                    2,650               334
   Real Estate    loans                1,141             1,801
   Consumer    loans                   1,344             1,547
                                     -------             -------
                                       6,494             6,359
      Advances                           928               739
                                     -------             -------
      Total non-accrual loans
      and advances                   $ 7,422             $ 7,098
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

NOTE 4:  Litigation
-------------------

   The Company and certain of its present and former directors and officers are defendants in two lawsuits, one of which is a shareholder derivative suit. Such suits allege that certain of the defendants engaged in a number of allegedly improper and illegal activities. No monetary relief is sought from the Company other than costs in the non-derivative action. The Company does not believe that the outcome of the foregoing litigation will have a material adverse effect on the consolidated financial condition or results of operations of the Company.

In addition to these lawsuits, various              legal actions
and proceedings are pending or are threatened          against the
Company, Capital Bank and Capital Factors, some of          which
seek relief or damages in amounts that are substantial.
These actions or proceedings arose in the ordinary course of business.  Due to the complex nature of some of these matters,
it          may be a number of years before they are ultimately
resolved.           After consultation with legal counsel,
management believes the          aggregate liability, if any,
to the Company, the Bank and/or          Capital Factors resulting
from such pending or threatened actions          and proceedings
will not have a material adverse effect on the          Company's
consolidated financial condition   , results of operations or
liquidity    .

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

FINANCIAL CONDITION - SEPTEMBER 30, 1995 VS. DECEMBER 31, 1994
--------------------------------------------------------------

Total assets increased             $183.1     million during the
first nine months of 1995, composed of increases of $134.9 million
in interest earning assets and             $48.2     million in
non-interest earning assets.   The increase in assets was composed
of increases of             $81.6     million in net accounts
receivable - factoring subsidiary, $62.3 million in
cash and cash equivalents,             $46.0     million in net
loans, $3.7 million in accrued interest and other assets, $2.0 million in due from customers on acceptances and $1.4 million in premises and equipment offset by decreases of $7.4 million in total securities and $6.5 million in other real estate.

The increase in accounts receivable - factoring subsidiary was due to an overall increase in factoring volume. During 1995, Capital Factors opened an office in Charlotte, North Carolina in addition to existing offices in Fort Lauderdale, Florida, Los Angeles, California and New York, New York. Also, Capital Factors
expanded     a new service, asset-based lending.
   Balances associated with asset-based lending amounted to $27.7 million and $10.4 million at September 30, 1995 and December 31, 1994, respectively, and are included in commercial and industrial loans in the Company's financial statements. These loans are collateralized primarily by receivables owned by the borrowers.
The risks associated with asset-based lending are similar to those involved in Capital Factors' traditional factoring activities and primarily involve the credit quality of the receivables accepted as collateral. The experience in monitoring receivables that Capital Factors has gained through its traditional factoring activities is expected to be beneficial in managing this new activity.

   In its traditional factoring activities,     Capital Factors
purchases receivables from its clients and records a liability payable to the clients at the time of such purchase. From time to time, the liability is reduced by advance payments by Capital Factors to the clients, prior to the contractual payment date for the receivables purchased. Such advance payments are interest earning balances of Capital Factors. Interest earning advances
amounted to    $211.5     million at September 30, 1995 compared to
   $159.3     million at December 31, 1994.  Non-accrual advances
amounted to $928,000 and $739,000 at September 30, 1995 and
December 31, 1994, respectively,    and are considered in the
assessment of the allowance for doubtful accounts for adequacy (see "Provisions for Credit Losses" on pages 17 and 18).

The increase in net loans primarily consisted of an increase in
loans of    $49.5     million offset by an increase of $3.4 million
in the allowance for loan losses. The increase in loans was comprised primarily of increases of $16.4 million in international
- commercial loans,    $16.1 million in domestic - commercial loans
(primarily asset-based loans at Capital Factors),     $11.0 million
in mortgage loans and $8.3 million in installment loans offset by
   a decrease     of $2.6 million in acceptances purchased.  The
growth in international - commercial loans resulted from increased marketing efforts of foreign trade finance services. The increase in mortgage loans reflects the results of expanded marketing efforts. Installment loans increased primarily due to expansion of indirect automobile financing.

   The Company's increased international and indirect automobile lending activities do not represent new types of lending for the Company, but an expansion of previously conducted activities. The risks associated with this lending are typical of these types of loans and are managed through the Company's underwriting and monitoring procedures. International loans are primarily made to financial institutions located in foreign countries, are related to foreign trade transactions and are generally short-term in nature. Traditionally, industry-wide credit losses associated with trade-related foreign lending have been low, resulting in lenders charging lower rates than non-trade foreign lending and some forms of

                           Page 9
------------------------------------------------------------------
   domestic lending. Through the five years ended December 31, 1994, the Company's credit losses associated with trade-related foreign lending averaged less than one-half of 1% of average foreign loans outstanding. Notwithstanding this history, unforeseen circumstances may arise, resulting in losses in excess of historical trends, as discussed below with respect to two Argentine banks. Furthermore, loss experience with trade-related lending can differ significantly from that experienced with non-trade lending.

The Company's indirect automobile financing represents consumer installment debt generally of 24-60 month terms, secured by new or used automobiles. Initial applications for these loans are taken from potential car buyers by automobile dealers, subject to the Company's underwriting standards. The Company maintains final approval authority over all applications for these loans. Indirect automobile financing presents risks typical of consumer automobile financing, including competitive pressures which may influence the interest rate charged by the Company as well as the ability to record new loans, and potential losses due to non-payment or collateral deficiencies. These risks are influenced most heavily by underwriting standards, as well as general economic trends. For the five years ended December 31, 1994, credit losses associated with this type of lending averaged less than 1.5% of average loans outstanding and was not unusual for the industry. Rates charged by the Company for these loans are consistent with the Company's markets and are believed by management to be commensurate with the underlying credit risk of this lending activity.

The following table summarizes the Company's non-accrual, past due, other potential problem loans, restructured loans, and other restructured assets (excluding non-accrual advances at Capital
Factors) as of the dates indicated (In Thousands of Dollars):

                                  September 30,      December 31,
                                      1995               1994
                                 -------------      ------------
Non-accrual loans:
   Domestic                          $  3,844           $  6,025
   Foreign                              2,650                334(3)

90 days past due or more:
   Domestic                               751                410
   Foreign                                 --              1,500
                                     --------           --------
Total non-performing loans              7,245              8,269

Other potential problem loans           6,296              2,006
                                     --------           --------
Total problem and potential
   problem loans                     $ 13,541           $ 10,275
                                     ========           ========

Restructured loans (1)               $  8,471           $  8,559
                                     ========           ========
Restructured assets (2)              $  2,753           $  2,544
                                     ========           ========


(1) Represents troubled debt restructurings as defined by Statement of Financial Accounting Standards No. 15. These loans were in compliance with terms at September 30, 1995.

(2) Represents bonds received in connection with restructuring agreements with Mexico and Argentina for defaulted loans. These bonds were in compliance with terms at September 30, 1995. These bonds are carried at market value and included in securities available for sale.

(3) Includes $173 of loans that were restructured at December 31, 1994.


                           Page 10
------------------------------------------------------------------

Domestic non-accrual loans decreased as a result of the collection of a $1.5 million commercial loan in 1995, combined with charge offs and new additions since December 31, 1994. Charge offs and new additions since December 31, 1994 do not reflect any discernible trends. The increase in foreign non-accrual loans includes several loans to two Argentine banks aggregating approximately $2.7 million, offset by repayments. All foreign loans past-due 90 days or more at December 31, 1994 were repaid during 1995.

Potential problem loans at September 30, 1995 primarily include one commercial loan of $1.4 million and one mortgage loan of $4.9 million. Both loans are currently in compliance with terms but are being monitored due to specific negative indicators.

Following is a summary of activity in the allowance for loan losses for each of the nine months ended September 30 (dollar amounts in thousands):

                                                1995          1994
                                                ----          ----


Allowance for loan losses at January 1      $  9,210      $ 18,423
                                            --------      --------
Loans charged off:
 Real estate - construction                       --            --
 Real estate - mortgage                          (17)       (2,500)
 Commercial and financial                       (722)       (2,526)
 Consumer                                     (1,274)       (1,586)
 Foreign                                         (20)       (6,768)
                                            --------      --------
   Total charge offs                          (2,033)      (13,380)
                                            --------      --------

 Recoveries on loans previously charged off:
  Real estate - mortgage                          22            58
  Commercial and financial                     1,010           432
  Consumer                                       299           442
  Foreign                                      1,632         1,523
                                            --------      --------

    Total recoveries                           2,963         2,455
                                            --------      --------
    Net loans recovered (charged off)            930       (10,925)



  Additions to allowance charged to
    operating expense                          2,450         2,475
                                            --------       --------
  Allowance for loan losses at
      September 30                          $ 12,590      $  9,973
                                            ========      ========

  Average amount of loans outstanding
   for the year to date                     $673,380      $579,749
                                            ========      ========

  Ratio of net loans (recovered) charged
    off to average loans outstanding for
    the period (1)                              (.18)%        2.52%
                                            ========      ========

(1)  Before deduction of allowance for loan losses.

During 1995, domestic loan charge offs generally decreased compared to 1994 as a result of overall improvement in the credit quality of borrowers. To a lesser extent, recoveries of previously charged off domestic loans increased for similar reasons. The $2.5 million in real estate-mortgage loan charge offs in 1994 was related to a single loan which was subsequently foreclosed and transferred to other real estate.
                           Page 11
------------------------------------------------------------------

During the first quarter of 1994, the Company charged off approximately $6.3 million in non-trade loans to several borrowers located in Ecuador and Peru. These loans, which were fully reserved for as of December 31, 1993, had been previously restructured and at the time of charge off were on non-accrual status. In the third quarter of 1994, the Company sold its interest in a $2.5 million loan to a Peruvian borrower, included in the charge offs above, for net proceeds of $1.5 million. These proceeds were recorded as loan recoveries at the time of receipt. In the first quarter of 1995, in exchange for loans with a face amount of $3.9 million ($3.5 million of which were included in the charge offs in 1994) plus several years accrued but unpaid interest, the Company received bonds issued by the government of Ecuador in connection with a restructuring of that country's foreign debt. These bonds had a face amount of $6.6 million, mature in 30 years and had below market interest rates. In the first and second quarters of 1995, these bonds were sold for net proceeds aggregating $1.6 million which represented the then current market price. The proceeds in excess of the remaining balance not charged off were recorded as loan recoveries at the time of receipt. The Company has not conducted non-trade foreign lending of the type which gave rise to these loans since the 1980s and currently has no plans to do so. At September 30, 1995, the Company had no restructured or non-performing non-trade foreign loans. Due to the charge offs and recoveries of foreign loans during 1994 and 1995, the ratio of net charge offs to average loans is significantly impacted. Excluding the foreign loan activity, this ratio would have been .14% in 1995, and 1.41% in 1994.

The allowance for loan losses at September 30, 1995 and December 31, 1994 represented 1.8% and 1.4%, respectively, of loans outstanding. The allowance represented 194% and 145% of total non-accrual loans at September 30, 1995 and December 31, 1994, respectively. The allowance represented 175% and 111% of total non-performing (non-accrual and 90 days past due) loans, respectively. The increase in these ratios reflects higher allowance balances allocated for foreign loans as well as potential problem domestic loans. At September 30, 1995, the total allowance included $2.2 million allocated to foreign loans, $9.3 million for domestic loans and $1.1 million unallocated. At December 31, 1994, the foreign allocation was $300,000, domestic was $7.9 million and $1.0 million was unallocated.

The allowance allocated for foreign loans at September 30, 1995 includes $1.8 million for the estimated loss exposure relating to the $2.7 million in non-accrual loans to two Argentine banks referred to above and approximately $400,000 for other foreign exposure. These Argentine bank loans arose from trade-related transactions, as does substantially all of the Company's foreign loans. Following the devaluation of the Mexican peso in 1994, some banks in Argentina (as well as in other Central and South American countries) experienced liquidity problems due to a shift in deposits out of the country and from smaller banks to larger banks.

As a result, these two banks ceased operations in 1995 and have been or are in the process of liquidation. In addition to these two banks, at September 30, 1995 the Company had loans outstanding to Argentine borrowers aggregating $8.2 million, all of which was trade-related and performing. Through the five years ended December 31, 1994, losses associated with the Company's trade-related lending averaged less than one-half of 1% of foreign loans outstanding. Based on an assessment of all information currently available, including discussions with the Central Bank of Argentina, discussions with third parties regarding the purchase of the Company's interest in the non-accrual loans, overall loss history and cash collateral held by the Company, management believes the allowance allocated for foreign loans at September 30, 1995 to be adequate. It is possible, however, that future deterioration in the repayment capacity of Argentine or other foreign borrowers could result in additional non-performing loans and additions to the allowance for losses in amounts not determinable at this time.

The allowance allocated for domestic loans increased as a result of management's evaluation of the higher level of potential problem loans in the commercial and real estate mortgage portfolio at September 30, 1995. Management does not believe these circumstances represent deteriorating trends, but are isolated to specific borrowers.

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

                              Page 12
------------------------------------------------------------------

Other real estate amounted to $8.2 million and $14.7 million at September 30, 1995 and December 31, 1994, respectively. The decrease in other real estate was due primarily to sales of several properties totaling $7.4 million.

Total liabilities increased             $166.9     million composed
of increases of $88.7 million in total deposits, $49.7 million in
long   -    term debt,             $30.2     million in due to
factoring clients, $9.5 million in other liabilities and $2.0 million in bank acceptances outstanding offset by a decrease of $13.2 million in other funds purchased.

   Domestic deposits aggregated $815.7 million or 84.5% of total deposits at September 30, 1995 compared to $741.3 million or 84.6% of total deposits at December 31, 1994. Although the Company does not have any foreign deposits, funds deposited at Capital Bank by customers who reside outside the United States aggregated $149.8 million or 15.5% of total deposits at September 30, 1995 compared to $135.5 million or 15.4% of total deposits at December 31, 1994.

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


                              Page 13
------------------------------------------------------------------

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

Maintenance of satisfactory funding levels allows the Company to position itself so that the risks of interest rate fluctuations are decreased. This, together with a high percentage of variable rate assets, provides a more consistent margin between interest earning
assets and interest bearing liabilities.  For the    first     nine
months             of     1995, the average rate paid on interest
bearing deposit             liabilities     was 3.90%, while the
average rate paid for other interest bearing          liabilities
was 6.68%.              To     the extent that non-
deposit          liabilities grow faster than deposits, the
Company's             overall cost     of funds will likely rise.
At this time, management             does not     believe these
factors will have a significant adverse impact on net interest income.

Following is a             summary     analysis of maturity and
repricing characteristics of    the Company's interest earning
assets and    interest bearing     liabilities    (in millions of
dollars)     at September 30, 1995.           For purposes of this
analysis, regular passbook savings             and     NOW accounts
are included as repricing    in 30 days or less,
based on an assessment of the underlying             liabilities.
The                 difference between the maturities and repricing
intervals applicable to     interest             earning assets and
interest bearing liabilities is commonly referred to as the "gap."

                                    Maturity or Repricing
                          -----------------------------------------
                          30 days  31-180  181-365  Over    one
                          or less  days   days         year   Total
                          -------  ------  -------  -------  -----
            Interest Earning Assets:
Securities                $ 16.3  $ 77.2   $ 37.6  $ 82.4  $  213.5
Loans (1)                  300.3    37.6     65.2   288.5     691.6

Other earning assets (2)   286.5      --       --      --     286.5
                          ------  ------   ------  ------  --------
Total interest
  earning assets           603.1   114.8    102.8   370.9   1,191.6
                          ------  ------   ------  ------  --------
Interest Bearing
  Liabilities:
Interest bearing deposits  199.6   221.0    140.3   117.6     678.5
Short-term borrowings       74.0      --       --      --      74.0
Long-term debt             176.7      --       --      --     176.7
                          ------  ------   ------  ------  --------
Total interest bearing
   liabilities             450.3   221.0    140.3   117.6     929.2
                          ------  ------   ------  ------  --------

Gap                        152.8  (106.2)   (37.5)  253.3  $  262.4
                          ------  ------   ------  ------  ========
Cumulative Gap            $152.8 $  46.6   $  9.1  $262.4
                          ======  ======   ======  ======

(1) Excludes non-accrual loans totaling $6.5 million.
(2) Excludes non-accrual advances totaling $.9 million.


                           Page             14
------------------------------------------------------------------

   Interest earning assets and interest bearing liabilities are influenced by both factors outside the control of management, such as current market interest rates, and factors controlled by management, such as the rates paid on deposits. If market interest rates decline and the Company does not make equivalent reductions in the rates paid on its deposits, short term net interest income should decline. Conversely, if market interest rates increase and the Company does make an equivalent increase in deposit rates, net interest income should increase. The Company's cumulative gap at September 30, 1995 for the next year was $9.1 million. As a result, management does not believe that the Company's operating results will be significantly impacted by changes in interest rates over the next year.

Liquidity is also necessary at the Parent Company level. The ability of the Parent Company to meet debt service requirements, pay dividends to stockholders and satisfy other liquidity needs is primarily dependent on the Bank's ability to continue the payment of dividends. The ability of the Bank to pay dividends is
   governed              by Florida statutes.  At periodic
intervals, State and    Federal              regulatory agencies
routinely examine the Parent Company    and the              Bank
as part of their legally prescribed oversight of the
banking industry and may further restrict the payment of dividends or other activities by regulatory action.  At September
30, 1995,    the Bank              was not subject to any
restrictions other than statutory.

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

RESULTS OF OPERATIONS - Nine Months Ended September 30, 1995 and
1994
------------------------------------------------------------------
The Company recorded net income of $12,685,000, or $1.67 per share, for the nine months ended September 30, 1995, compared to
$10,700,000, or $1.49 per share (adjusted for the          3-for-2
   stock     split in the form of a 50% stock dividend in June
1995), for the first nine months of 1994.  The annualized return on
average assets was             1.22%     for the nine months ended
September 30, 1995 compared to 1.14% for the same period in 1994. The annualized return on average stockholders' equity was 17.05% for first nine months of 1995 compared to 16.55% for the same period in 1994. The increase in income was primarily a result of
improved net interest             income and     higher factoring
revenues   ,              offset by higher other operating
expenses, higher provision for income taxes and lower gains on securities transactions.


                              Page 15
------------------------------------------------------------------

   Following is a summary of certain operating results of the Company's major lines of business (in thousands of dollars). For purposes of this summary, intercompany transactions, the most significant of which are internal interest income and expense allocations, have not been eliminated.

                                              Nine Months Ended
                                                September 30,
                                          -------------------------
                                              1995         1994
                                          ------------  -----------

Net interest income and
 non-interest income:
  Domestic banking activities             $   52,692    $   48,352
  Foreign banking activities                   6,509         6,695
                                          ----------    ----------
    Total banking activities                  59,201        55,047

  Factoring activities                        25,609        19,767
                                          ----------    ----------

Total                                     $   84,810    $   74,814
                                          ==========    ==========

Income before income taxes:
  Domestic banking activities             $   12,154    $   11,698
  Foreign banking activities                   3,176         4,455
                                          ----------    ----------
    Total banking activities                  15,330        16,153

  Factoring activities                        10,833         7,286
  General corporate expenses                  (5,778)       (6,309)
                                          ----------    ----------

Total                                     $   20,385    $   17,130
                                          ==========    ==========


The activities of Capital Factors contributed significantly to improved operating results for the nine months ended September 30, 1995, compared to September 30, 1994. Total revenues derived from factoring activities increased 30% to $25.6 million. Net interest income at Capital Factors increased from $4.9 million to $8.4 million, reflecting primarily an increase in average interest earning advances from $142.5 million for the nine months ended September 30, 1994 to $181.4 million for the nine months ended September 30, 1995. Non-interest factoring revenues increased from $14.7 million in 1994 to $17.1 million in 1995, reflecting commissions earned on $1.5 billion of purchased accounts receivable in 1995, compared to $1.1 billion of purchased accounts receivable in 1994. The increased levels of advances, purchased accounts receivable and related revenues result from new and expanded client relationships at Capital Factors.

Total revenues derived from the Company's domestic banking operations increased approximately 9% in 1995, compared to 1994, primarily due to increases of $2.6 million in net interest income and $1.7 million in service charges and other income. Net interest income from domestic banking activities amounted to $38.7 million and $36.2 million for the nine months ended September 30, 1995 and 1994, respectively, reflecting higher levels of domestic earning assets, partially offset by higher funding costs. The higher level of revenues from domestic banking activities was offset by increases in overdraft losses and other real estate costs of $2.7 million and $1.2 million, respectively. Additionally, based on management's assessment of the allowance for loan losses, the provision for domestic loan losses decreased $1.3 million, from $3.5 million for the nine months ended September 30, 1994 to $2.2 million for the comparable period of 1995.

Total revenues derived from foreign banking activities decreased by $186,000, reflecting an increase of $1.1 million in net interest income, offset by a decrease of $1.2 million in non-interest income. The higher level of net interest income reflects a 40% increase in average earning assets. Non-interest income in 1994 included one-time securities gains of $1.2 million, resulting from the sale of certain foreign securities. The provision for foreign loan losses amounted to approximately $300,000 for the first nine months of 1995, compared to a credit of approximately $1.1 million in 1994. Through September 30, 1994 recoveries of


                           Page 16
------------------------------------------------------------------

$1.5 million resulted in the credit provision. In 1995, through September 30, recoveries amounted to $1.6 million. Potential losses on certain Argentine loans resulted in foreign provisions of approximately $1.8 million being recorded in the third quarter of 1995, offsetting the recoveries. As a result of these factors, income before income taxes from foreign banking activities decreased $1.3 million in 1995 compared to 1994. See pages 11 and 12 for additional discussion of the allowance for loan losses.

The following discussion provides additional information regarding the consolidated results of operations.

Net Interest Income
-------------------

The following net interest earnings analysis should be read in conjunction with selected statistical information presented on
pages             22 and

            23    .

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

The utilization rate, the ratio of average interest earning assets
to average total assets, decreased to             79.25%     for
the nine months ended September 30, 1995 from
   80.50%     for the same period in 1994.

The utilization rate decreased primarily due to higher average non-interest earning assets, primarily cash and due from banks and other assets.

Provisions for Credit Losses
----------------------------

For the first nine months of 1995, the provision for loan losses and the provision for doubtful accounts decreased $25,000 and $435,000, respectively, compared to the same period in 1994. The decrease in the provision for doubtful accounts reflects, in part, the general improvement in asset quality at Capital Factors
   , as further discussed below. The provision for loan losses in 1994 included the effects of significant foreign recoveries in the third

                           Page 17
------------------------------------------------------------------
quarter of 1994. In 1995, the level of provision for loan losses reflect the net effects of significant domestic and foreign recoveries, offset by higher levels of provisions for non-performing foreign loans and potential problem domestic loans.
The provisions reflect management's judgment as to the
   amounts     deemed adequate to absorb potential loan
losses          after evaluating the             portfolio    ,
current economic conditions, changes in the nature and
volume of the             portfolio    , past loss experience and
other pertinent factors.     See disclosure of the ratio of the
allowance for loan losses to non-accrual and non-performing loans, as well as discussion on management's basis for significant changes and or trends in these ratios and other factors on pages 10, 11 and 12.

The adequacy of the provision for credit losses recorded by Capital Factors is assessed by management based in part on the level of net charge offs relative to accounts receivable purchased. These statistics are believed to be significant indicators of inherent losses since the receivables portfolio turns over approximately six times each year. This assessment is supplemented by a review of the recorded allowance for credit losses at period end and relative to total accounts receivable at period end, taking into consideration specific potential problem accounts, accounts purchased with recourse where payment has not been made by Capital Factors to its clients, and other factors which may be relevant. For the nine months ended September 30, 1995, and the years ended December 31, 1994 and 1993, net charge offs as a percentage of accounts receivable purchased was .05%, .17% and .20%, respectively. For the same periods, the percentage of provisions for credit losses to accounts receivable purchased was .11%, .15% and .20%, respectively. Based on these relationships, and a review of the recorded allowance and accounts receivable at each period end, management believes the provisions and allowance to be adequate to absorb known and inherent losses in the accounts receivable portfolio.

Non-Interest Income and Expense
-------------------------------

Other income increased $3.0 million, or 9% for the nine months ended September 30, 1995 compared to the same period in 1994. The increase in other income primarily consisted of increases of $2.4 million in factoring revenues and $1.2 million in service charges on deposits offset by a decrease of $1.2 million in securities gains.

The Company, through Capital Factors, operates factoring offices in Fort Lauderdale, Florida, Los Angeles, California, New York, New York, and Charlotte, North Carolina. Total accounts receivable factored amounted to $1.5 billion and $1.1 billion during the first nine months of 1995 and 1994, respectively, representing an increase of 30.9%. Factoring revenues, primarily representing commissions earned on factored accounts receivable, increased 16.4%
from             $14.7 million     in 1994 to             $17.1
million     in 1995, reflecting             volume     growth
offset by lower commission rates earned on accounts receivable factored. This growth is primarily attributable to overall expansion of factoring activities.

Service charges on deposits increased 13.7% from             $8.4
million     in             1994     to             $9.6 million
in 1995.  This increase is primarily due to
   the     adjustment of the pricing of some services during the
second quarter of 1994.



In 1994, securities gains included the gain on the sale of certain floating rate Argentine bonds, received in connection with a prior Brady Plan restructuring.

Other expenses increased $7.2 million, or 14%, consisting primarily of increases of $5.1 million in other operating expenses and $2.2 million in salary and employee benefits. The increase in other
operating expenses primarily reflects             a     $2.7
million provision to fully reserve for potential losses resulting
from overdrafts related to one customer    (see further discussion
below)     and increases of $1.2 million in    other real
estate              related expenses (primarily due to an increase
in provisions for          potential losses).

The increase in salary and employee benefits is          due to
merit increases, increased benefit costs and work force growth. Approximately 84% of the increase in personnel costs is attributable to expansion of Capital Factors' activities.

   For the first nine months of 1995, provisions for losses on overdrafts, totaled $3.2 million, compared to $403,000 for the comparable period of 1994. During the first quarter of 1995, through several related accounts, one customer created net overdrafts of approximately $2.7 million in connection with transactions occurring over a period of approximately two weeks. The overdrafts resulted when checks drawn on another institution were returned to the Bank for insufficient funds, after the customer had made withdrawals from Capital Bank. At March 31, 1995, based on consideration of the business affairs of the customer as well as other matters, losses were estimated at $1.4 million of the total exposure and a provision in that


                           Page 18
------------------------------------------------------------------
amount was charged to expense. During the second quarter of 1995, additional creditors asserted claims against this customer, resulting in the customer being placed in involuntary bankruptcy. Based on further assessment of all available information, further provisions for losses were recorded to fully reserve for the aggregate exposure relating to this customer of $2.7 million. The Company has a judgement against the customer, which it has been unable to collect, and a criminal investigation of the customer is currently ongoing. To mitigate the risk that similar losses may occur in the future, internal review and approval procedures were strengthened by management. At September 30, 1995 and December 31, 1994 total overdraft balances amounted to $4.5 million and $3.9 million, respectively, and were included in loans in the consolidated balance sheets. Management does not anticipate any material losses associated with overdraft balances at September 30, 1995.

RESULTS OF OPERATIONS - Three Months Ended September 30, 1995 and
1994
-----------------------------------------------------------------

The Company recorded net income of $5,024,000 or $.66 per share, for the three months ended September 30, 1995, compared to $4,194,000 or $.58 per share (includes effect of stock split), for the same period in 1994. The annualized return on average assets
was             1.36%     for the three months ended September 30,
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

   Following is a summary of certain operating results of the Company's major lines of business (in thousands of dollars). For purposes of this summary, intercompany transactions, the most significant of which are internal interest income and expense allocations, have not been eliminated.

                                              Three Months Ended
                                                September 30,
                                          -------------------------
                                              1995         1994
                                          ------------  -----------

Net interest income and
 non-interest income:
  Domestic banking activities             $   18,792    $   16,682
  Foreign banking activities                   2,135         1,996
                                          ----------    ----------
    Total banking activities                  20,927        18,678

  Factoring activities                         9,536         7,483
                                          ----------    ----------

Total                                     $   30,463    $   26,161
                                          ==========    ==========

Income (loss) before income taxes:
  Domestic banking activities             $    6,595    $    5,133
  Foreign banking activities                    (665)          850
                                          ----------    ----------
    Total banking activities                   5,930         5,983

  Factoring activities                         4,255         3,216
  General corporate expenses                  (2,053)       (2,243)
                                          ----------    ----------

Total                                     $    8,132    $    6,956
                                          ==========    ==========

Net interest income derived from factoring activities increased primarily due to higher levels of average earning assets. Factoring commissions, which amounted to $6.4 million and $5.5 million for the third quarter of 1995 and 1994, respectively, also contributed to higher factoring revenues. The higher levels of revenues resulted in an increase in income before income taxes of 32%.


                           Page 19
------------------------------------------------------------------

Net interest income derived from domestic banking activities increased $1.6 million to $13.9 million, including $975,000 non-recurring income related to the collection of a loan previously on non-accrual status. Non-interest income increased by $491,000.
The provision for domestic loan losses decreased $700,000 for the third quarter of 1995 compared to the third quarter of 1994 due to management's assessment of the allowance at the respective period ends. Non-interest expense increased by approximately $600,000 due primarily to provision for losses on other real estate.

For the third quarter of 1995, the provision for foreign loan losses amounted to approximately $1.8 million, compared to $100,000 for the same period of 1994. This increase was primarily due to an increase in the allowance for losses on certain Argentine loans. See pages 11 and 12 for additional discussion of the allowance for loan losses.

The following comments provide additional information regarding the consolidated results of operations.

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

   LITIGATION
----------

The Company and certain of its present and former directors and officers are defendants in two lawsuits, one of which is a shareholder derivative suit. Such suits allege that certain of the defendants engaged in improper and illegal activities. No monetary relief is sought from the Company other than costs in the non-derivative action. The Company does not believe that the outcome of the foregoing litigation will have a material adverse effect on the consolidated financial condition or results of operations of the Company.


                           Page             20
------------------------------------------------------------------

            In addition to these lawsuits, various     legal
actions and proceedings are pending or are threatened
against the Company, Capital Bank and Capital Factors, some of which seek relief or damages in amounts that are substantial.
         These actions or proceedings arose in the ordinary course
of          business.  Due to the complex nature of some of these
matters, it          may be a number of years before they are
ultimately resolved.           After consultation with
legal counsel, management believes the          aggregate
liability, if any, to the Company, the Bank and/or          Capital
Factors resulting from such pending or threatened actions
and proceedings will not have a material adverse effect on the
     Company's consolidated financial condition   , results of
operations or liquidity    .

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

                          Page             21
------------------------------------------------------------------

                                               CAPITAL BANCORP AND
SUBSIDIARIES
                                                SELECTED
STATISTICAL INFORMATION

                                              (All Dollar Amounts
in Thousands)

                                                            For the
Nine Months Ended September 30,

-----------------------------------------------------------------
--------------
                                              1995
                           1994
                                ---------------------------------
       -------------------------------------
                                                          Average
                                     Average
                                    Average                Yield
          Average                     Yield
                                 Balance   Interest*   Or Rate*
         Balance      Interest*             Or Rate*
                                 ----------   --------    --------
       ---------      ---------     --------
ASSETS
------
Interest earning assets:
   Loans, net of unearned income:
      U.S. borrowers           $   529,127   $   40,489  10.23%
        $      464,753    $  31,729          9.13%
      Foreign borrowers             124,055        7,626   8.22%
             88,230        4,144       6.28%
      Tax-exempt                     20,198        2,463  16.31%
             26,766        3,149      15.73%
                                 ----------   ----------
        -----------    ---------

   Total loans                     673,380       50,578  10.04%
               579,749       39,022           9.00%

   Accounts receivable
     advances-factoring
     subsidiary, net of due to
     clients                       181,361       17,920  13.21%
              142,453        11,498      10.79%

      Securities:
      Taxable                       205,586        9,497   6.18%
           196,110         8,426       5.74%
      Tax-exempt                      3,451          274  10.62%
             4,401           350      10.65%

   Federal funds sold and
     securities purchased under
     agreement to resell             39,391        1,945   6.60%
            88,090         2,647       4.02%
                                 ----------   ----------
        ----------     ---------
      Total interest earning
        assets                    1,103,169       80,214   9.72%
         1,010,803        61,943       8.19%
                                 ----------   ----------
        ----------     ---------
Less allowance for loan losses
 and doubtful accounts              (12,912)
           (15,925)
Cash and due from banks             103,730
               74,576
Due from customers on acceptances    27,915
               29,712
Other real estate                    11,856
            13,941
Other assets                           158,293
              142,499
                                 ----------
        ----------
      Total assets                  $1,392,051
           $1,255,606
                                 ==========
        ==========

*   Yield and interest on tax-exempt loans and securities
    have been adjusted to reflect tax-equivalent basis.
    Loan fees are included in interest.
   Non-accrual     loans are
    included in interest-earning loans for purposes of calculating average yields. Yield and interest on loans to U.S. borrowers exclude $975,000 in interest income relating to the payoff of a loan which was previously on non-accrual status.

                                    Page             22
------------------------------------------------------------------


                                              CAPITAL BANCORP AND
SUBSIDIARIES
                                              SELECTED STATISTICAL
INFORMATION
                                              (All Dollar Amounts
in Thousands)


  For the Nine Months Ended September 30,

-----------------------------------------------------------------
-------

1995                                  1994

------------------------------------
--------------------------------

          Average                             Average
                                                  Average
           Yield       Average                 Yield
                                                  Balance
        Interest*      Or Rate*    Balance   Interest*    Or Rate*
                                                ---------
--------       -------     ---------  ---------    --------


LIABILITIES AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Deposits:
      Savings and money market                  $  296,193    $
5,133       2.32%      $  358,999  $   5,105   1.90%
      Time                                         332,937
13,223       5.31%         282,079      7,836   3.71%
                                                ----------
---------                  ----------  ---------
      Total interest bearing deposits              629,130
18,356       3.90%         641,078     12,941   2.70%
                                                ----------
---------                  ----------  ---------

   Federal funds purchased and short-term
         borrowings:
      Domestic banks                                    --
  --         --               87          2   3.01%
      Short-term borrowings                         90,189
3,526       5.23%          87,814      2,585   3.94%

                                                ----------
---------                  ----------   --------
                                                       90,189
3,526       5.23%          87,901      2,587   3.93%
                                                ----------
---------                  ----------   --------
   Long-term borrowings                            138,570
7,907       7.63%          36,568      1,753   6.41%
                                                ----------
---------                  ----------   --------
      Total interest bearing liabilities           857,889
29,789       4.64%         765,547     17,281   3.02%
                                                ----------
---------                  ----------   --------

Non-interest bearing deposits                      289,431
                         271,840
Bank acceptances outstanding                        27,915
                          29,712
Other liabilities                                     117,332
                            102,045
Stockholders' equity                                99,484
                          86,462
                                                ----------
                      ----------
      Total liabilities and stockholders'
        equity                                     $1,392,051
                         $1,255,606
                                                ==========
                      ==========

      Net interest earnings/yield
$50,425       6.11%                    $44,662   5.91%

=======      =====                     =======  =====

      Net interest spread
           5.08%                              5.17%

          =====                              =====

      Utilization rate
             79.25%                             80.50%

          =====                              =====

*See previous page for explanation.

                                    Page             23
------------------------------------------------------------------

              PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

   AGUSTIN CORDERO, OLD CUTLER BAY DEVELOPMENT CORPORATION ET AL.
V.
CAPITAL BANK ET AL., 11TH JUDICIAL CIRCUIT, DADE COUNTY, FLORIDA,
CIV. ACTION 95-010662 (CA 23-DONNER)

Since the date of the June 10-Q, the Bank filed a motion to dismiss which was granted on November 9, 1995, without prejudice, allowing the plaintiffs 30 days to amend the complaint.


OTHER LITIGATION
----------------
The Company and certain of its present and former directors and officers are defendants in the following lawsuits, one of which is a shareholder derivative suit:

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

            Such suits allege that certain of the defendants engaged in improper and illegal activities. The plaintiffs are seeking unspecified monetary damages, including treble damages, reasonable costs and attorney's fees, and certain injunctive relief. No monetary relief is sought from the Company other than costs in the non-derivative action. The Company does not believe that the outcome of the foregoing litigations will have a material adverse effect on the financial condition or results of operations of the Company.

The Company has not determined whether, if asked, it will indemnify the directors and former directors named in these lawsuits if the plaintiffs are successful. However, the Company is currently advancing the legal expenses of the outside directors who were named as defendants, who have agreed to repay such amounts if they are ultimately found not to be entitled thereto pursuant to applicable law.

In addition to the             matter     set forth above, various
legal actions and proceedings are pending or are threatened against the Company, Capital Bank and Capital Factors, some of which seek relief or damages in amounts that are substantial. These actions or proceedings arose in the ordinary course of business. Due to the complex nature of some of these matters, it may be a number of years before they are ultimately resolved. After consultation with legal counsel, management believes the aggregate liability, if any, to the Company, the Bank and/or Capital Factors resulting from such pending or threatened actions and proceedings will not have a material adverse effect on the Company's consolidated financial
condition   , results of operations or liquidity    .

Item 5.  Other Information
---------------------------
As of             February 14, 1996    , Daniel Holtz, Chairman of
the Board,    President and     Chief          Executive Officer
         of the Company, Fana Holtz,
the          Vice   -    Chairman of the Board, and Javier Holtz,
a director of Capital          Bank owned and/or had the power to
vote approximately 7%,             40%, 4% (51%     in the
aggregate)   , respectively,     of the Company's
Common Stock          (including shares of Common Stock subject to
options exercisable by          such individuals within 60 days).
         Fana Holtz,             Daniel     Holtz   ,     and
Javier Holtz have advised the Company that they
   have been in discussions with the Florida Department of Banking and Finance (the "FDBF") as to whether one or more of them was required under Florida law to file an application to acquire and/or maintain a controlling interest in Capital Bank through their ownership and control of the Company. As a result of those discussions, Fana Holtz, Daniel Holtz and Javier Holtz have advised
the Company that they, both     individually and as a group, have
voluntarily filed an             application     to acquire and/or


                              Page 24
------------------------------------------------------------------
maintain a controlling interest in the Company   , although
     they do not believe such an application is legally required
    .  Fana Holtz, Daniel Holtz and Javier          Holtz are also
having discussions with the Board of Governors of          the
Federal Reserve System             (the "FRB") as to
whether a control filing is required under federal law.      The
            plaintiffs     in the first two legal proceedings
described above and             one other     shareholder have
     filed a Notice of             Intent     to Appear and
         Petition for a Formal Administrative Hearing with the
        FDBF in              connection with the
disposition of the    Florida     application.  It
cannot presently be determined          what effect, if any,
        the FDBF's     action    on the application     and
        the     discussions    with the FRB     will
have on          the Company.


                           Page             25
------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibit 11 - Calculation of Earnings Per Share - Page
        28

      Exhibit 27 - Financial Data Schedule

(b) No Current Reports on Form 8-K were filed by the Company during the quarter ended September 30, 1995.



                           Page             26
------------------------------------------------------------------

                          SIGNATURES
                          ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.





Date:            February 22, 1996     By: /s/ Lucious T. Harris
                                        -------------------------
                                        LUCIOUS T. HARRIS
                                        Senior Vice President and
                                        Treasurer
                                        (Principal Financial and
                                        Accounting Officer)




















                         Page             27
------------------------------------------------------------------

EXHIBIT 11

                CAPITAL BANCORP AND SUBSIDIARIES
                CALCULATION OF EARNINGS PER SHARE

                                              Nine Months Ended
                                                September 30,
                                                   -------


Primary                                       1995           1994
-------                                       ----           ----
Weighted average number of
     common shares outstanding             7,167,449     6,937,655
Common equivalent shares
     outstanding - options                   426,692       236,914
                                         -----------   -----------
Total common and common
     equivalent shares outstanding         7,594,141     7,174,569
                                         ===========   ===========
Net income                               $12,685,000   $10,700,000
                                         ===========   ===========
Primary earnings per share               $      1.67   $      1.49
                                         ===========   ===========

Fully diluted
-------------
Weighted average number of
     common shares outstanding             7,167,449     6,937,655
Common equivalent shares
     outstanding - options                   715,202       236,914
                                         -----------   -----------
Total common and common
     equivalent shares outstanding         7,882,651     7,174,569
                                         ===========   ===========
Net income                               $12,685,000   $10,700,000
                                         ===========   ===========
Fully diluted earnings per share         $      1.61   $      1.49
                                         ===========   ===========


                                              Threee Months Ended
                                                September 30,
                                                   -------


Primary                                       1995           1994
-------                                       ----           ----
Weighted average number of
     common shares outstanding             7,186,217     6,986,036
Common equivalent shares
     outstanding - options                   449,941       216,892
                                         -----------   -----------
Total common and common
     equivalent shares outstanding         7,636,158     7,202,928
                                         ===========   ===========
Net income                               $ 5,024,000   $ 4,194,000
                                         ===========   ===========
Primary earnings per share               $       .66   $       .58
                                         ===========   ===========

Fully diluted
-------------
Weighted average number of
     common shares outstanding             7,186,217     6,986,036
Common equivalent shares
     outstanding - options                   496,749       216,892
                                         -----------   -----------
Total common and common
     equivalent shares outstanding         7,682,966     7,202,928
                                         ===========   ===========
Net income                               $ 5,024,000   $ 4,194,000
                                         ===========   ===========
Fully diluted earnings per share         $       .65   $       .58
                                         ===========   ===========

                                Page             28
------------------------------------------------------------------