Form 10-K
period 1995-12-31
CAPITAL BANCORP/FL
filed 1996-04-01
CIK 702164

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549


[X]  For the fiscal year ended December 31, 1995

                                       or

[ ]  For the transition period from ...........to...........


                         Commission File number 2-26080


                                CAPITAL BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                         Florida                         59-2160717
             -------------------------------         ------------------
             (State or other jurisdiction of          (I.R.S. Employer
             incorporation or organization)           Identification No.)


                  1221 Brickell Avenue, Miami, Florida        33131
             ---------------------------------------------------------
             (Address of principal executive offices)        (Zip Code)


      Registrant's telephone number, including area code:  (305) 536-1500

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
           Title of each class:                    which registered:

                 NONE                                    NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $1.00 par value
                         -----------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        ----     ----.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 25, 1996, the aggregate market value of the shares of the Registrant's Common Stock held by non-affiliates of the Registrant was $169,210,325. (This number is based on reported beneficial ownership by all directors and executive officers of the Registrant and holders of 5% or more of the Registrant's Common Stock. This determination does not, however, constitute an admission of affiliate status for any of these individual shareholders).

As of March 25, 1996, the Registrant had outstanding 7,461,279 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

                                     PART I
ITEM 1.  BUSINESS

HISTORY

Capital Bancorp (the "Company") is a bank holding company registered pursuant to the provisions of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and conducts its operations primarily through its wholly owned banking subsidiary, Capital Bank (also referred to herein as the "Bank"), and commercial factoring subsidiary, Capital Factors Holding, Inc. ("Factors Holding"). The Company, which was organized under the laws of the State of Florida in April 1981, may engage, either directly or through its subsidiary corporations, in activities which are permitted under the Bank Holding Company Act.

The Company owns all of the outstanding Common Stock of Capital Bank, a Florida banking corporation, which was organized in 1974 as a commercial bank chartered under the laws of the State of Florida. Capital Bank operates from a main office located at 1221 Brickell Avenue, Miami, Florida, and at 28 branch offices located in Dade, Broward and Palm Beach, Florida counties.

In May 1988, Capital Bank acquired approximately 70% of the outstanding common stock of Peoples First National Bancshares, Inc. ("Peoples Bancshares") in connection with defaulted loans. Capital Bank's ownership was increased to approximately 90.5% as of December 31, 1989. Peoples Bancshares was a one-bank holding company based in North Miami Beach, Florida that engaged in commercial bank services conducted principally through its 99.8% owned subsidiary bank, Peoples First National Bank ("Peoples Bank"). After several unsuccessful attempts to sell its investment in Peoples Bancshares, Capital Bank obtained regulatory approval during 1991 to merge with Peoples Bank. Effective July 31, 1991, Peoples Bank was merged into Capital Bank. Peoples Bancshares has been dissolved.

In January 1990, Capital Bank assumed certain deposit and other liabilities, and acquired certain assets of Creditbank, a failed commercial bank, pursuant to an agreement with the Federal Deposit Insurance Corporation (the "FDIC"). In connection with this transaction, Capital Bank acquired three new branch locations in geographic areas where Capital Bank was not previously represented. In February 1992, Capital Bank purchased certain assets and assumed certain deposit liabilities of a branch of another commercial bank in Deerfield Beach, Florida. The Bank now operates this branch as the Deerfield Beach branch of Capital Bank.

In May 1985, Capital Bank acquired 100% of the common stock of Capital Factors, Inc. (formerly known as Intercontinental Financial Services Corp.)
("Capital Factors"). In June 1994, Capital Factors completed a reorganization in which Factors Holding was formed as a holding company for Capital Factors. The Bank exchanged 100% of its Capital Factors stock for 100% of Factors Holding stock. Capital Factors is based in Ft. Lauderdale, Florida and operates regional offices in Los Angeles, California, New York, New York and Charlotte, North Carolina, which were opened in 1989, 1990 and 1995, respectively.

BUSINESS

As of December 31, 1995, the Company had a total of 8 employees, all of whom are also employees of Capital Bank and or Capital Factors. Management of the Company believes its relationship with its employees to be satisfactory.

Through its subsidiaries, the Company operates in two distinct lines of business, commercial banking and factoring. The commercial banking activities include domestic and foreign activities. Generally, the Bank originates loans for its own account. From time to time the Bank may purchase loans from other lenders, subject to the Bank's normal underwriting standards. Also, from time to time the Bank may sell loans to other lenders to mitigate risk concentrations or manage liquidity. Generally, loans purchased or sold are without recourse. The following discussion describes the nature of activities conducted in each of the Company's major lines of business. See Table 8 in
Item 8 hereof for a summary of operating results and identifiable assets.

In its domestic banking activities, Capital Bank offers checking and other deposit services, makes commercial, installment and real estate loans, transmits funds, rents safe deposit boxes, offers brokerage and investment services, conducts certain trust services and performs such other banking services as are usual and customary for banks of similar size and nature in the South Florida area.

In addition to its main office in the Miami financial district, Capital Bank has twenty-seven branch offices in Dade, Broward and Palm Beach counties. The branch offices are primarily engaged in the delivery of retail banking products and services to customers and, to a lesser extent, commercial and real estate lending activities.

The Bank's domestic lending activities primarily involve small and middle market commercial borrowers, builders of residential real estate, owners of commercial or income-producing real estate, and consumers. The bank generally does not provide long-term permanent financing for 1-4 family residential real estate. Following is a discussion of each of the Bank's significant areas of domestic lending activity.

Commercial and Financial. Commercial loans are made to borrowers in manufacturing and service industries. Generally, these loans are secured by business assets, such as inventory, accounts receivable or equipment. Other forms of collateral acceptable to the Bank may also be obtained. Loans are generally limited to 50-80% of collateral value, but may be as high as 100% of collateral value if the collateral is cash or near-cash and controlled by the Bank. Unsecured loans may be made if the creditworthiness of the borrower supports it. Commercial loans are susceptible to negative business conditions of the borrower, and are thus continuously monitored by collateral inspection, current financial reporting by the borrowers and other measures.

Real estate construction. Construction loans are made to developers or owner/users of specific projects operating in the Bank's business market. Projects financed include single or multi-family residential properties, commercial rental property, or owner-occupied industrial properties. First mortgages are generally obtained and maximum loan to value ratios may range from 50% for land acquisition to 75% for active developments, subject to other underwriting considerations such as pre-sales. Construction loans are typically 3 years or less in term.

Real estate mortgage. Permanent mortgage financing is provided for residential and commercial properties. Owner occupied residential loans are limited to 5-year balloon terms, thus very few are made. First mortgages on multi-family residential, income producing commercial and owner/user industrial properties may be granted for 5-10 year terms, with balloon payments at maturity. Projected cash flows are a significant consideration in underwriting these loans. Furthermore, maximum loan to value ratios are 75-80%.

Consumer. The Bank makes installment loans, secured and unsecured consumer credit lines and issues credit cards. Installment loans, primarily to purchase automobiles, represent approximately 75% of total consumer loans, credit lines approximately 20% and credit cards less than 5%. Installment loans are primarily originated indirectly through the Bank's arrangements with local automobile dealers and may also be originated directly. In either case underwriting and approval is done centrally. Borrower's maximum debt to income ratio is generally limited to 50% and may be lower depending on credit history.

Secured credit lines are generally related to first or second mortgages on owner-occupied residential properties. Credit lines are generally open-ended, requiring 2% monthly payments.

The Company's commercial, real estate and consumer loans are susceptible to negative business conditions of the borrower and thus are continually monitored by collateral inspection, current financial reporting by the borrowers and other measures. Commercial loans are generally made for shorter terms and at higher interest rates, but are subject to the risk of borrower default and the risk that the collateral may be more difficult to liquidate and more likely to decline in value. Loans secured by commercial properties are generally larger and, because payments are often dependent on the successful operation or management of the properties, repayment for such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. In addition, adjustable-rate commercial real estate loans are subject to increased risk of delinquency or default as interest rates increase. The Company has attempted to minimize these risks through its underwriting standards.

Construction loans to borrowers other than the owner-occupants also involve many of the same risks discussed above regarding commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans. Because of the uncertainties inherent in estimating construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds that would be required to complete a project, the related loan-to-value ratios, and the likelihood of ultimate success of a project. Also, the funding of the loan fees and interest during the construction phase makes monitoring of the progress of the project particularly important, as customary early warning signals of project difficulties may not be present.

The Company's consumer lending activities primarily involve indirect automobile financing, which represents consumer installment debt generally of 24 to 60 month terms, secured by new or used automobiles. Initial applications for these loans are taken from potential car buyers by automobile dealers, subject to the Company's underwriting standards. The Company maintains final approval authority over all applications for these loans. Indirect automobile financing presents risks typical of consumer automobile financing, including competitive pressures that may influence the interest rates charged by the Company as well as the ability to record new loans, and potential losses due to non-payment or collateral deficiencies. These risks are influenced most heavily by underwriting standards as well as general economic trends.

The International Division is engaged primarily in financing the exportation of United States goods principally to, and the importation into the United States of foreign goods principally from, countries in Latin America and, to a lesser extent, countries in Europe and the Far East. The International Division is also engaged in the refinancing of trade-related credits for foreign banks and lends primarily to banks and other financial institutions located in foreign countries. Such loans arise typically from short-term trade finance transactions and are unsecured, however, offsetting cash deposit balances may be obtained when warranted. Financial statements of foreign borrowers are subjected to financial analysis and review annually, and interim period financial information is obtained whenever possible. Additionally, studies are made of borrowers' home countries, including economic and political trends, quality and scope of local regulation and supervision, and other matters. Loans may also be made to non-financial borrowers, subject to cash collateral.

Currently, most of the Company's international lending activities are with Latin American counties. As with international activities generally, risks arise from the sometimes volatile and extreme economic uncertainty and political environments of the borrower's home country (for example, the recent devaluation of the Mexican peso and declining confidence in local banking systems). However, industry-wide credit losses associated with trade-related foreign lending have traditionally been low, resulting in lenders charging lower rates than non-trade foreign lending and some forms of domestic lending. Notwithstanding this history, however, unforeseen circumstances may arise, resulting in losses in excess of historical experiences. Management attempts to mitigate the risks associated with its international activities through frequent personal visits, overall borrower and country lending limits and other actions.

Through its Capital Factors' offices in New York, Los Angeles, Ft. Lauderdale and Charlotte, the Company provides factoring and other specialized commercial financial services to small and medium size companies. Capital Factors purchases accounts receivable from its clients pursuant to factoring agreements executed with each client. Capital Factors' clients primarily include manufacturers, importers, wholesalers and distributors in apparel and textile-related industries and, to a lesser extent, clients in consumer goods-related industries. More recently, Capital Factors has provided services to companies in the healthcare industry. Accounts receivable purchased are due from clients' customers geographically located throughout the United States, principally retailers, manufacturers and distributors.

Accounts receivable are generally purchased on a non-recourse (to the client) basis. Capital Factors guarantees the collection of each client's pre-approved receivables or receivables from each client's customers with pre-approved credit lines. Payment for most receivables is made to the client after collection from the client's customer. If the receivable is not paid based solely on the customer's financial inability to pay, payment is made to the client within 120 days after the due date of the receivable. Capital Factors is not obligated to pay the client if the customer fails to pay for any reason other than its financial inability, such as a dispute regarding defective merchandise. Pursuant to the factoring agreements, Capital Factors is typically appointed the client's sole factor for all accounts receivable, and customers are notified to remit all payments to Capital Factors.

Many factoring agreements provide that Capital Factors may make advances to the client prior to the contractual payment date and satisfy such advances from receivables collections. Such advances bear interest at prime plus 1% to 4% (in addition to any factoring fee) and are payable on demand. Advances are generally limited to 75% to 90% of outstanding accounts receivable purchased from the client. Advances may sometimes be made to some clients in excess of such client's receivables. These overadvances may be secured by one or more of a client's inventory, other assets or personal guarantees or unsecured. Advances are generally satisfied from receivables collections.

The quality of the accounts receivable purchased represents Capital Factors primary safeguard against credit losses. Accordingly, Capital Factors conducts an extensive financial and business analysis on a client prior to entering into a factoring arrangement, and on a client's customers prior to extending credit lines for a customer. The analysis focuses on such items as the age of receivables, the diversity of the client's customer base and the quality and character of management and owners. Additionally, Capital Factors conducts field examinations prior to signing the client as well as periodically during the term of the factoring agreement. Account officers are assigned to each client to monitor the quality of receivables, the prospects of the client and other matters in order to further mitigate credit risk.

Capital Factors began to expand its asset-based lending in late 1994. At December 31, 1995, such loans ranged from $100,000 to $9.9 million and are primarily secured by accounts receivable and, to some extent, inventory. Unlike most of Capital Factors' factoring activities, ownership of the receivable remains with the client and Capital Factors does not guarantee collection. In underwriting these loans, Capital Factors focuses on the borrowers' financial stability and creditworthiness. Capital Factors also conducts periodic field examinations of these clients' records.

The financial failure of clients or their customers may adversely affect Capital Factors' ability to fully recover amounts due under either the accounts receivable purchased or advances made to clients under factoring arrangements. There is additional risk in purchasing fraudulent receivables and in the dilution of receivables. Dilution of receivables occurs when such receivables are not fully collectable for reasons other than the client's financial inability to pay (such as disagreements as to the quality of goods shipped). The risks associated with asset-based lending are similar to those involved in Capital Factors traditional factoring activities and primarily involve the credit quality of the receivables accepted as collateral.

Capital Factors, as well as the factoring industry in general, has historically experienced and expects to continue to experience seasonal fluctuations in its factored sales volume and factoring fees, which generally have been higher during the period from August through November. A principal reason for the fluctuation is the seasonality in the sales of certain of Capital Factors' clients, especially those in the apparel industry who typically ship more goods during such four-month period in order to fill increased customer orders in anticipation of the "back-to-school" and the ensuing holiday season.
Historical experience indicates that Capital Factors' factored sales volume is at its lowest during the period from December through February. Although currently a large percentage of its clients are in the apparel industry, Capital Factors is attempting to mitigate the effect of seasonal fluctuations through the introduction of its healthcare financing services.

The Company owns approximately 3.9% of the common stock of Capital Bank, N.A., a commercial bank located in Washington, D.C. For additional information, see Certain Relationships and Related Transactions in Item 13 hereof. At December 31, 1995 and 1994, Capital Bank, N.A. had total assets of approximately $105.6 million and $84.8 million, respectively, and total deposits of approximately $85.1 million and $70.8 million, respectively. Stockholders' equity aggregated $8.4 million and $5.7 million at December 31, 1995 and 1994, respectively.

At December 31, 1995, the Company and its subsidiaries employed approximately 803 full time employees, including 486 in domestic banking, 41 in the International Division, 218 at Capital Factors and 58 in general corporate and other areas. The Company, Capital Bank and Capital Factors each believe that its relationship with employees is satisfactory.


PRIMARY MARKET AREAS

The Company's primary market areas include the three-county area of South Florida for domestic banking, Central and South America for international banking and the entire U.S. for factoring.

The Bank operates 28 branch offices in Dade (19), Broward (six) and Palm Beach (three) counties in Florida. These counties have a combined population in excess of 4,000,000 people and include Miami, Ft. Lauderdale and West Palm
Beach as the leading cities. Each of these counties share some common economic characteristics, primarily driven by population growth. During 1995, this growth slowed, with Dade, Broward and Palm Beach experiencing employment growth of approximately 1%, 3% and 1.5%, respectively. In part due to slower population growth, housing starts in the three county area decreased 10% in 1995 compared to 1994, following a 31% increase in 1994 compared to 1993. New home values, however, continued to increase, rising 16% in Broward and 9% in Dade since January 1994. The counties also have some unique characteristics influencing economic trends. Dade has a relatively mature economy; however, it is a major center for international trade and tourism. Palm Beach is a center of wealth, offset by a concentration of agricultural jobs. Broward, at the geographic center of the three county area, benefits from this central location, as reflected in its more rapid population growth. Unemployment rates in Dade, Broward and Palm Beach at September 30, 1995 were approximately 6.6%, 5.3% and 6.7%, respectively, down from 8.2%, 6.5% and 8.1%, respectively, at year end 1994.

Due to its geographic location, Miami is considered a gateway to Latin America. The Company's international trade finance activity is primarily conducted with banks and other financial institutions in Latin America and is thus influenced by the economic trends in that region. Economic growth in Latin America was estimated at 0.6% in 1995, compared to an average of 3.6% for 1991 through 1994. The economies of Mexico and Argentina experienced declines in gross domestic product in 1995 due to high levels of unemployment caused by recessionary environments. These declines were offset by an estimated growth in gross domestic product of 5% in Brazil, the region's largest economy.

Capital Factors conducts business with clients located in several of the country's leading factoring centers, including, New York, Los Angeles and Charlotte. Customers of those clients, who are responsible for the payment of receivables that Capital Factors purchases, are located geographically throughout the United States. A substantial number of these customers are retailers, thus Capital Factors' operations can be influenced by trends in the overall national economy, especially retail sales.


COMPETITION

Banking in Florida, as elsewhere, is a highly competitive industry. Capital Bank competes with other banks in service areas in obtaining new deposits, making loans, establishing rates of interest on loans, savings and time deposits and providing other financial services. Competition also exists with non-bank institutions engaged in the business of making loans or accepting deposits or investments, such as mutual funds, savings and loan associations, insurance companies, small loan companies, credit unions, finance companies, factors and certain governmental agencies.

In the South Florida area serviced by Capital Bank, commercial banking is carried on by a relatively large number of small to medium-sized local banks and thrifts, by a few large multistate banks, and by a relatively large number of foreign banks and Edge Act corporations. The ability of local banks to effectively compete in the South Florida market is restricted due to the fact that bank regulations restrict loan amounts to a percentage of each bank's adjusted capital and surplus. While the financial industry consolidation has reduced the number of banks and savings and loans competing in the South Florida market, the ability of local banks to compete has been affected by increased competition from out-of-state financial institutions acquiring the assets and deposits of local financial institutions. At this time, the Company does not believe this consolidation trend has had a significant effect on its ability to conduct business operations. However, the Company cannot predict the future effect of this trend.

Capital Factors competes with numerous banks, financial institutions, commercial finance companies and other factoring companies with greater financial and other resources than Capital Factors. The four largest factors in the United States control approximately 62% of the factored sales volume in the United States. Capital Factors also competes with other regional factoring companies that target similar clients as Capital Factors and that have operated in the markets serviced by Capital Factors for a longer period of time than Capital Factors. Certain factors compete with Capital Factors for certain types of accounts. For example, one factor may provide services only to textile mills, while another may provide services only to furniture manufacturers. Capital Factors competes primarily on the basis of service, not price. Future competition is expected to be based primarily on the quality and level of service provided and the ability to respond to the changing credit environment and demands of many factoring clients.

SUPERVISION AND REGULATION

The following discussion summarizes the statutes and regulations that materially affect the Company, Capital Bank, their subsidiaries, including Capital Factors, and their operations. The descriptions of such statutes and regulations and the effects thereof set forth below and elsewhere in this Form 10-K do not purport to be complete descriptions of such statutes and regulations and their effects. This discussion also does not purport to identify every statute and regulation that may apply to the Company, Capital Bank and their subsidiaries, including Capital Factors.

Recent Legislative and Regulatory Developments

Legislative and Regulatory Proposals. In recent years, measures have been taken to reform the banking industry and, more recently, further proposals have been announced by the Clinton administration, members of U.S. Congress, industry trade groups and the federal bank regulators that, if adopted, would have additional significant effects on the banking industry. These recent proposals and the recently enacted banking legislation are described briefly below.

Various proposals to further reform the banking industry are currently under discussion and review. If adopted, these proposals would, among other things,
(i) expand the powers of bank holding companies to undertake securities, insurance and other business activities through the repeal or reform of the Glass-Steagall Act; (ii) restructure the federal regulatory agencies responsible for overseeing federally chartered savings institutions and national banks by consolidating the Office of Thrift Supervision and the Office of the Comptroller of the Currency into a single agency; and (iii) modify the powers of savings and loan holding companies. Because these proposals are in their formative stages, it is not possible at this time to assess the likelihood of their adoption, or if adopted, to assess their expected impact on the Company and Capital Bank.

Deposit Insurance Reform. Under current law, the FDIC is required to increase and maintain the reserves of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") to 1.25% of insured deposits. The BIF, which insures the Company's deposits, recently reached the required reserve level. In November 1995, the FDIC formally announced the elimination of deposit insurance premiums for most members of the BIF, including the Company. Accordingly, the Company now pays a minimum assessment fee of $2,000 per year as compared to approximately $1.5 to $2.0 million it was required to pay annually prior to such announcement. Members of the SAIF, which are primarily thrifts, must continue to pay insurance premiums ranging from 23 cents to 31 cents for each $100 of insured deposits. This differential has created a competitive advantage for BIF members.

A number of legislative proposals have been presented to eliminate the disparity between the two funds. In July 1995, federal banking regulators announced a proposal to levy a one-time assessment of 75 to 90 cents for every $100 in deposits against all SAIF-insured institutions in order to immediately increase the SAIF reserve levels. Under this proposal, the BIF and SAIF would be merged. Other proposals contemplate elimination of the separate thrift charter and merger of the thrift and commercial banking industries. No final action has been taken and no reliable prediction can be made as to how these matters may ultimately be resolved or as to the impact that any such resolution will have on the Company or Capital Bank.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (The "Riegle-Neal Act"). The Riegle-Neal Act has introduced a process that will enable nationwide interstate banking through bank subsidiaries and interstate bank mergers. Separately the Riegle-Neal Act will also permit bank subsidiaries to act as agents for each other across state lines. Effective September 29, 1995, the bill allows adequately capitalized and managed bank holding companies to acquire control of a bank in any state. Any acquisitions will be subject to concentration limits. Beginning June 1, 1997, banks will be permitted to merge with one another across state lines. A state could authorize such mergers earlier than June 1, 1997. In contrast, a state also could choose to opt-out of interstate branching by enacting legislation before June 1, 1997. The legislation preserves state laws which require that a bank must be in existence for a minimum period of time before being acquired as long as the requirement is five years or less. This legislation has immediate relevance for the banking industry due to increased competitive forces from institutions which may consolidate through mergers and those which may move into new markets through enhanced opportunities to branch across state lines.

Florida Interstate Banking Acts. In 1994, the State of Florida amended the Regional Reciprocal Banking Act of 1984 and the Florida Reciprocal Banking Act (the "Florida Acts"), which regulate the acquisition of Florida banks and bank holding companies. Under prior law, only bank holding companies from certain enumerated southeastern states were allowed to acquire Florida banks and bank holding companies. However, pursuant to the 1994 amendments, a bank holding company that is located in any state in the United States that affords reciprocity to Florida bank holding companies, and meets certain other criteria, may acquire Florida banks or Florida bank holding companies.

The Federal Deposit Insurance Corporation Improvement Act of 1991. In 1991, a comprehensive deposit insurance and banking reform plan, the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDICIA"), became law. Although the FDICIA's primary purpose was to recapitalize the BIF, it also affected the supervision and regulation of the banking industry. The FDICIA authorizes regulators to take prompt corrective action to solve the problems of critically undercapitalized institutions. As a result, banking regulators are required to take certain supervisory actions against undercapitalized institutions, the severity of which increases as an institution's level of capitalization decreases. Pursuant to the FDICIA, the federal banking agencies have established levels at which an insured institution is considered to be "well capitalized," "adequately capitalized," "undercapitalized" or "critically
undercapitalized."   See "Commercial Bank Regulations -- Prompt Corrective
Action" below for additional discussion.

The FDICIA required the federal banking agencies to revise their risk-based capital requirements to include components for interest rate risk, concentration of credit risk and the risk of non-traditional activities. See "Commercial Bank Regulations--Regulatory Capital Requirements" below for a further description of the final rule adopted by the FDIC that incorporated an interest rate risk component in the risk-based capital requirement.

In addition, the FDICIA requires each federal banking agency to establish standards relating to internal controls, information systems, and internal audit systems that are designed to assess the financial condition and management of the institution; loan documentation; credit underwriting;
interest rate exposure; asset growth; and compensation, fees and benefits. The FDICIA also provided for the risk-based deposit insurance assessment system for FDIC-insured depository institutions (see "Commercial Bank Regulations-- Insurance of Accounts" below). The FDICIA further requires annual on- site full examinations of depository institutions, with certain exceptions, and annual reports on the institution's financial and management controls.

The Financial Institutions Reform, Recovery, and Enforcement Act of 1989. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (the "FIRREA"), which was enacted in response to concerns regarding the soundness of the thrift industry, brought about substantial changes in the federal deposit insurance system and the regulatory environment in which depository institutions operate. The FIRREA brought about a significant regulatory restructuring, limited depository institutions' business activities, and increased depository institutions' regulatory capital requirements.

The FIRREA also authorizes the FDIC to hold an FDIC-insured depository institution liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default.

The FIRREA also terminated a judicially sanctioned practice whereby the banking subsidiary of a bank holding company could insulate itself from the failure of another banking subsidiary of the same bank holding company. Pursuant to the provisions of FIRREA, a financial institution insured by the FDIC sharing common ownership with a failed institution can be required to indemnify the FDIC for its losses resulting from the insolvency of the failed institution, even if such indemnification causes the affiliated institution also to become insolvent.

Bank Holding Company Regulation

The Company is a bank holding company under the Bank Holding Company Act (the "BHCA") and is subject to the regulations, examination, supervision and reporting requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Federal Reserve may impose restrictions on a holding company when it determines that there is reasonable cause to believe that the continuation of any particular activity constitutes a serious risk for the financial safety, soundness or stability of the holding company's subsidiary bank.

Regulatory Capital Requirements. The Federal Reserve has adopted guidelines for the implementation of risk-based capital requirements for bank holding companies. The guidelines revised the definition of capital and established minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit and other risks. Total capital is divided into two tiers. Tier one capital is composed of common stockholders equity, certain perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries. Goodwill and certain intangible assets are deducted from tier one capital. Tier two capital generally includes the Company's allowance for loan losses. For purposes of meeting the capital tests, tier two capital cannot exceed 100% of tier one capital. In addition, the amount of the allowance for loan losses includable in tier two capital is limited to 1.25% of total risk- weighted assets, as defined. The risk-based capital guidelines require that the Company meet minimum ratios of capital to risk-weighted assets of 4% and 8% for tier one capital and total risk-based capital (tier one and tier two), respectively.

The Federal Reserve has also adopted leverage ratio capital guidelines to complement the risk-based capital ratio requirement. Under the guidelines, the Company is required to maintain a minimum ratio of capital, defined to equal the tier one capital described above, to average quarterly assets of 3% or such higher level as may be required by the Federal Reserve. The Company has not been directed to maintain a leverage ratio higher than the minimum level. However, the Federal Reserve has publicly stated its expectation that most bank holding companies should maintain a leverage ratio of 1% to 2% above the minimum requirement.

At December 31, 1995, the Company's tier one capital to risk-weighted assets was 11.23%, its total capital to aggregate risk-weighted assets was 12.48% and its leveraged capital-to-assets ratio was 7.97%. The Company historically has not included certain assets of Capital Factors in its capital ratio calculations. In 1995, banking regulators issued new instructions for the reporting of total assets in the Consolidated Report of Condition (the "Call Report"), effective March 31, 1997. As a result of a review of the new instructions, management believes that the Company may be required to include the Capital Factors assets for capital calculation purposes. Management is seeking clarification as to the applicability of the new instructions to the Company. If these assets were included, at December 31, 1995 the Company's tier one risked-based ratio would have been 9.94%, its total risk-based ratio would have been 11.19% and its leverage ratio would have been 7.25%. These capital ratios would have been in compliance with all regulatory requirements and expectations at December 31, 1995.

Payment of Dividends. The Company's ability to pay dividends is governed by Florida corporate law and its compliance with the above-discussed capital ratios. Pursuant to the applicable statute, the Company may pay dividends in any amount unless, after giving effect to the payment of the dividend, the Company would be unable to pay its debts as they become due in the usual course of business or the Company's assets would be less than its liabilities.

The payment of dividends by a Florida-chartered bank is governed by the Florida Financial Institutions Codes. In general, a Florida-chartered bank may pay quarterly, semiannual or annual dividends of so much of the aggregate net profits of that period, combined with the retained net profits for the preceding two years, as the bank's directors deem expedient. Prior to declaring any such dividend, however, at least 20% of the net profits for such preceding period covered by the dividend must be carried to surplus until surplus equals or exceeds the aggregate of common and preferred equity.

Activities Limitations. The BHCA generally limits the business in which a bank holding company may engage to banking, managing or controlling banks, and non-banking activities that the Federal Reserve has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Commercial Bank Regulation

Capital Bank, as a Florida-chartered commercial bank, is subject to supervision by the Department of Banking and Finance of the State of Florida. Such supervision includes periodic examinations, periodic reporting requirements, limitations on investment and other powers and regulation of the establishment and operation of branches. Deposits are insured by the BIF of the FDIC.

Insurance of Accounts. Capital Bank's deposits are insured by the BIF up to $100,000 for each insured account holder, the maximum currently permitted by law. Pursuant to the FDICIA, the FDIC adopted risked-based insurance premiums effective January 1, 1993. Under such premiums, institutions are divided into three groups -- well capitalized, adequately capitalized and undercapitalized
- -- based on criteria consistent with those established to the prompt corrective action provisions of the FDICIA. Each of these groups is further divided into three subgroups, based on a subjective evaluation of supervisory risk to the insurance fund posed by the institution.

Regulatory Capital Requirements. The FDIC has adopted regulatory capital requirements for assessing bank capital adequacy that are substantially identical to those required for the Company by the Federal Reserve. Banks must maintain a minimum leverage ratio of at least 4% and a capital to risk-weighted assets ratio of at least 8%. At December 31, 1995, Capital Bank's tier one capital to risk-weighted assets was 10.77%, its total capital to aggregate risk-weighted assets was 12.03% and its leveraged capital-to-assets ratio was 7.66%. Pursuant to applicable regulations, Capital Bank would be deemed "well capitalized."

Prompt Corrective Action. The FDIC and other federal regulators have established capital levels of institutions to implement the "prompt corrective action" provisions of the FDICIA. Capital levels have been established for which an insured institution will be categorized as well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The FDICIA requires federal banking regulators, including the FDIC, to take prompt corrective action to resolve the problems of those institutions that fail to satisfy their applicable minimum capital requirements. The level of regulatory scrutiny and restrictions imposed become increasingly severe as an institution's capital level falls.

A "well capitalized" institution must have risk-based capital of 10% or more, leverage capital of 5% or more and Tier 1 risk-based capital of 6% or more and may not be subject to any written agreement, order, capital directive or prompt corrective action directive. Capital Bank is a well capitalized institution under the definitions as adopted. An institution will be categorized as "adequately capitalized" if it has total risk-based capital of 8% or more, leverage capital of 4% or more and Tier 1 risked-based capital of 4% or more; "undercapitalized" if it has total risk-based capital of less than 8% or leverage capital of less than 4% and Tier 1 risked-based capital of less than 4%; "significantly undercapitalized" if it has total risk-based capital of less than 6% or leverage capital of less than 3% or Tier 1 risked-based capital of less than 3%; and "critically undercapitalized" if it has a ratio of tangible equity to total assets equal to or less than 2%.

In the case of an institution that is categorized as "undercapitalized," such an institution must submit a capital restoration plan to the appropriate agency. An undercapitalized depository institution generally will not be able to acquire other banks or thrifts, establish additional branches or engage in any new lines of business unless consistent with its capital plan. A "significantly undercapitalized" institution will be subject to additional restrictions on its affiliate transactions, the interest rates paid by the institution on its deposits, asset growth, senior executive officers' compensation and activities deemed to pose excessive risk to the institution. Regulators may also order a significantly undercapitalized institution to hold a new election of directors, terminate any director or senior executive officer employed for more than 180 days prior to the time the institution became significantly undercapitalized, or hire qualified senior executive officers approved by the regulators.

The FDICIA provides that an institution that is "critically undercapitalized" must be placed in conservatorship or receivership within 90 days of being categorized as such unless the institution's regulator and the FDIC jointly determine that some other course of action would result in a lower resolution cost to the institution's insurance fund. Thereafter, the institution's regulator must periodically reassess its determination to permit a particular critically undercapitalized institution to operate and must appoint a conservator or receiver for the institution at the end of an approximately one-year period following the institution's initial classification as critically undercapitalized, unless a number of stringent conditions are met, including a determination by the regulator and the FDIC that the institution has positive net worth and a certification by such agencies that the institution is viable and is not expected to fail.

In addition to the foregoing prompt corrective action provisions, the FDICIA also sets forth requirements that the federal banking agencies, including the FDIC, review their capital standards every two years to ensure that their standards require sufficient capital to facilitate prompt corrective action and to minimize loss to the SAIF and BIF.

Transactions with Affiliates. Capital Bank is subject in its dealings with companies that are affiliates (but not subsidiaries) of Capital Bank to certain provisions of the Federal Reserve Act and Regulation O. Under Section 23A of the Federal Reserve Act, an "affiliate" of a depository institution is defined generally as (i) any company that controls the institution and any other company that is controlled by the company that controls the institution,
(ii) any company that is controlled by the shareholders who control the institution or any company that controls the institution, or (iii) any company that is determined by regulation or order to have a relationship with the institution (or any subsidiary or affiliate of the institution) such that "covered transactions" with the company may be affected by the relationship to the detriment of the institution. "Control" is determined to exist if a percentage stock ownership test is met or if there is control over the election of directors or the management or policies of the company or institution. "Covered transactions" generally include loans or extensions of credit to an affiliate, purchases of securities issued by an affiliate, purchases of assets from an affiliate (except as may be exempted by order or regulation) and certain other transactions. The Federal Reserve Act requires that covered transactions and certain other transactions with affiliates be on terms and conditions consistent with safe and sound banking practices or on terms comparable to similar transactions with non-affiliated parties, and imposes qualitative restrictions on the amount of and collateralization requirements on covered transactions.

Sections 22(g) and 22(h) of the Federal Reserve Act impose limitations on loans and extensions of credit from an institution to its executive officers, directors and principal stockholders and each of their related interests.

Florida Regulation. Capital Bank, as a Florida-chartered bank, is subject to the supervision and control of, and is regularly examined by, the Florida Department of Banking and Finance (the "FDBF"). Capital Bank is also affected by various requirements to maintain collateral to secure public funds deposits, restrictions on interest rates that may be charged on loans and limitations on the type of investments which may be made. In connection with examinations performed in the conduct of their normal regulation and supervision, the FDBF may impose a variety of remedies if a supervised bank is found to be operating in an unsafe and unsound manner. Such remedies include, but are not limited to, restrictions on dividend payments, maintenance of capital ratios higher than the minimum requirements, growth limits and other operating restrictions or requirements.

Community Reinvestment Act. Under the Community Reinvestment Act (the "CRA"), as implemented by the FDIC, a bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of the communities served by the bank's offices, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC to assess, as part of its examination of a financial institution, the institution's performance in meeting the credit needs of its community and to take such assessments into consideration in reviewing certain applications. The FIRREA amended the CRA to require public disclosure of an institution's CRA performance using the ratings of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance." Based upon an FDIC examination conducted as of May 22, 1995, Capital Bank's CRA rating is outstanding.

CAPITAL FACTORS REGULATION

Capital Factors, as a subsidiary of Capital Bank which is in turn owned by the Company, is subject to periodic examination by representatives of the Florida Banking Department, the FDIC and the Federal Reserve. Capital Factors is also limited in its business activities to those activities that are authorized for direct or indirect subsidiaries of bank holding companies by the BHCA and Regulation Y promulgated thereunder. In addition, FIRREA limits state chartered institutions and their subsidiaries to engaging only in those activities that are authorized for national banks and their subsidiaries. Factoring, as well as the other businesses in which Capital Factors currently engages, is an authorized activity of a national bank and pursuant to the BHCA.

ITEM 2.    PROPERTIES

The principal properties of the Company include branch and administrative offices used by the Bank and Capital Factors. The principal office of the Company and Capital Bank is located at 1221 Brickell Avenue, Miami, Florida, where the Company occupies approximately 64,300 square feet of office space. The lease for such property expires in 1997, and has renewal options through 2007. The Bank operates 28 branch offices in Dade, Broward and Palm Beach counties, Florida, 11 of which are fully owned, 13 of which are fully leased, and 4 of which include buildings owned by the Bank which are located on land subject to long-term leases. Additionally, various administrative and other non-branch departments occupy office space generally contiguous with a branch office. Capital Factors owns its main office property in Ft. Lauderdale (Broward County), Florida and leases space for its offices in New York, Los Angeles and Charlotte. Management believes its properties to be satisfactory for the operations conducted at each.

ITEM 3.    LEGAL PROCEEDINGS

The Company is a party to or involved in the following legal and administrative proceedings:

Nathan J. Esformes, Stanley I. Worton, M.D., and Leonard Wein, as individual shareholders and on behalf of all other shareholders of Capital Bancorp v. Abel Holtz, Fana Holtz, Daniel M. Holtz, Javier J. Holtz, Capital Bank and Capital Bancorp, Circuit Court for the 11th Judicial District in and for Dade County, Florida (Case No. 95-02515).

On February 8, 1995, certain shareholders of the Company commenced a derivative action against the Company, Daniel M. Holtz, the Chairman of the Board, President and Chief Executive Officer of the Company, Fana Holtz, the Vice Chairman of the Board, Javier Holtz, a director of Capital Bank, and Abel Holtz, the former Chairman of the Board, President and Chief Executive Officer of the Company (the "Derivative Action"). The Derivative Action was subsequently amended to add, among other things, the remaining members of the Board of Directors as defendants. Through the Derivative Action, the plaintiffs alleged that certain defendants engaged in a series of illegal activities causing harm to the Company and Capital Bank, including (i) the settlement of a sexual harassment claim, (ii) the payment of excessive compensation and separation payments, (iii) the appointment of unqualified family members as officers, (iv) the withholding of information and (v) the misappropriation of Capital Bank funds for personal uses. The plaintiffs also alleged that such individuals engaged in a series of activities designed to improperly increase or maintain their interest in, and control of, the Company, including (i) the unlawful use of proxies, (ii) the prevention of investigations and shareholder meetings, (iii) the unlawful alteration of the composition of the Company's Board of Directors and (iv) the failure to obtain approval for a change in control.

The Board of Directors of the Company established an independent committee to investigate the allegations contained in the Derivative Action and to hire independent legal counsel. Thereafter, the plaintiffs alleged that the independent committee was not independent because members were invalidly elected by the Board and because such members knew or should have known about the alleged illegal proxy solicitation and alleged fraudulent actions by the other defendants. Upon motion of the defendants, the complaint was dismissed without prejudice in November 1995 for containing legal argument, which the court ruled to be improper. The Court allowed for the filing of an amended complaint, but stayed the proceedings and any required response to an amended complaint until the independent committee has a reasonable period of time to complete its review.

An amended complaint was filed in December 1995 containing substantially the same allegations. A new director and former director of the Company were added as defendants, while another former director of the Company was removed as a defendant. The plaintiffs are seeking, on behalf of the Company, unspecified monetary damages, including treble damages, reasonable costs and attorneys' fees, and injunctive relief (i) precluding Fana Holtz from voting shares for which she has proxies, (ii) setting aside a February 27, 1995 shareholders' meeting, (iii) reinstating two former directors, (iv) precluding the current Board from taking any action and (v) returning certain shares to the Company. No motions seeking such relief have been filed. No monetary relief is sought from the Company and no count specifically seeks relief from the Company.

Stanley I. Worton, M.D., Nathan J. Esformes, et al., v. Abel Holtz, Fana Holtz, Daniel Holtz, Alex Halberstein and Capital Bancorp, Circuit Court for the 11th Judicial District in and for Dade County, Florida (Case No. 95-02520).

Also on February 8, 1995, a shareholder of the Company commenced an individual action against the Company, Daniel Holtz, Fana Holtz and Abel Holtz. Such action alleged that the defendants, other than the Company, breached fiduciary duties owed to the plaintiff by, among other things, improperly using proxies to vote shares of the Company owned by the plaintiff and another shareholder to engage in improper activity and to promote their personal interest to the detriment of the plaintiff. In support of the complaint, the plaintiff asserted many of the same allegations contained in the Derivative Action. Thereafter, the plaintiff filed an amended complaint pursuant to which an additional plaintiff was added (both plaintiffs are named plaintiffs in the Derivative Action) and all the existing and certain former directors of the Company were added as defendants. The amended complaint alleged that certain of the defendants unlawfully solicited proxies for a shareholders' meeting and that the actions taken at this meeting, including the reduction in the size of the Board, were invalid. The amended complaint also sought a court order directing the Company to hold a shareholders' meeting on or before May 28, 1995 to elect a board of directors (although the required papers to have a hearing on the matter have not been filed).

Upon motion of the defendants, the amended complaint was dismissed without prejudice for containing legal argument, which the court ruled to be improper. The Court dismissed with prejudice the plaintiff's request to terminate the proxies granted by the non-plaintiff shareholder. The Court allowed for the filing of an amended complaint, but stayed the proceedings as to certain claims until the independent committee has a reasonable period of time to complete its review. The Court also indicated that certain counts of the complaint did not properly plead the elements for injunctive relief. An amended complaint was filed in December 1995 containing substantially the same allegations. The plaintiffs seek unspecified monetary damages and costs and, in addition to the injunctive relief requested in the Derivative Action, plaintiffs seek (i) a termination of the proxy granted by one of the plaintiffs, (ii) to prevent Daniel Holtz from voting proxies, (iii) a constructive trust for shares and options obtained as a result of an alleged breach of fiduciary duty, (iv) an order returning to one of the plaintiffs his percentage of any shares obtained by members of the Holtz family because of the control group created by the proxies, (v) a meeting of shareholders and (vi) reinstatement of one of the plaintiffs to the Board of Directors and invalidation of the actions of the current Board (although the required papers to hold a hearing on the matter have not been filed). Plaintiffs also seek declaratory relief invalidating the proxies and former actions with respect to which the proxies were voted. The plaintiffs have not indicated that they are seeking any monetary relief from the Company other than costs. The Company has filed a motion to dismiss the two counts of the complaint in the individual action in which it is named and has moved to stay certain other counts of the complaint on the grounds that those claims are derivative. The Company does not believe that the outcome of the foregoing litigation matters will have a material adverse effect on the Company's financial condition, results of operation or liquidity.

The Company has not determined whether, if asked, it would indemnify directors and former directors named in this action if the plaintiffs are successful, although it is currently advancing the legal expenses of the outside directors who were named as defendants. Such defendants have agreed to repay the Company for all or any portion of such advances which they are ultimately found not to be entitled to pursuant to applicable law. Based on the information currently available to the Company, management does not believe that the indemnification of the directors named as defendants in the above litigation will have a material adverse effect on the financial condition, results of operations or liquidity of the Company. However, the actual effects of such indemnification on the Company cannot be finally determined until the amount of such indemnification, if any, is fixed. For more information regarding indemnification of directors and officers of the Company, see "Certain Relationships and Related Transactions" in Item 13 hereof.

Other Litigation

Various other legal actions and proceedings are pending or threatened against the Company, Capital Bank and Capital Factors, certain of which seek relief or damages in amounts that are substantial. Unlike the aforementioned matters, however, these actions or proceedings arose in the ordinary course of business. Due to the complex nature of these matters, it may be years before they are ultimately resolved. After consultation with legal counsel, management believes that such matters, will not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

Regulatory Matters

As of February 14, 1996, Daniel Holtz, Chairman of the Board, President and Chief Executive Officer of the Company, Fana Holtz, the Vice-Chairman of the Board, and Javier Holtz, a director of Capital Bank, owned and/or had the power to vote, approximately 7%, 40% and 4% (51% in the aggregate), respectively, of the Company's Common Stock (including shares of Common Stock subject to options exercisable by such individuals within 60 days), none of which shares are being offered for sale hereunder. Fana Holtz, Daniel Holtz, and Javier Holtz have advised the Company that they had discussions with the FDBF as to whether one or more of them was required under Florida law to file an application to acquire and/or maintain a controlling interest in Capital Bank through their ownership and control of the Company. As a result of those discussions, Fana Holtz, Daniel Holtz and Javier Holtz have advised the Company that they, both individually and as a group, have voluntarily filed an application to acquire and/or maintain a controlling interest in the Company, although they do not believe such an application is legally required. Fana Holtz, Daniel Holtz and Javier Holtz are also having discussions with the Federal Reserve as to whether a control filing is required under federal law. The plaintiffs and another shareholder in the above-described litigations have filed a Notice of Intent to Appear and Petition for a Formal Administrative Hearing with the FDBF in connection with the disposition of the Florida application. A hearing date has been set for August 1996. It cannot be presently determined what effect, if any, the discussions with Federal

Reserve and the FDBF's action on the application will have on the Company, although if control applications ultimately were determined to be required and such applications were denied, regulatory authorities could take various actions, including requiring that one or more members of the Holtz family divest sufficient shares of the Company so as not to have legal control of the Company as defined by regulatory authorities.

Abel Holtz, the former Chairman of the Board, President and Chief Executive Officer of the Company and currently a shareholder of the Company is subject to the restrictions of Section 19 of the Federal Deposit Insurance Act which preclude him from controlling or otherwise participating in the affairs of the Company or Capital Bank. Abel Holtz has advised the Company that he has orally agreed with the FDIC not to vote his shares of the Company at the present time. Federal bank regulatory authorities are also examining and investigating whether Abel Holtz and some or all of the persons discussed in the paragraph above, including the Company and its subsidiaries, and possibly other persons, are in compliance with applicable change in control laws and Section 19. To date, the Company is unaware of any conclusions which may have resulted from these inquiries.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1995.

                               PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

Trading Market

Effective July 27, 1995, the Company's Common Stock was listed for trading on the Nasdaq National Market under the trading symbol "CBCP." Prior to that date, there was no established public trading market for the Common Stock. The high and low sales prices of the Company's Common Stock since the commencement of public trading are set forth below, for the periods indicated:

                         Quarter Ended              Quarter Ended
                       September 30, 1995         December 31, 1995
                       ------------------         -----------------
High                          $31                        $37 1/2
Low                            24                         25 1/2
Close                          26                         34 3/4

Stockholders

As of March 25, 1996, there were approximately 524 holders of record of the Company's common stock and the closing price as quoted on the Nasdaq National Market was $29.75.

Dividends

The following table reflects the annual dividends per share of the Company's Common Stock that have been declared during 1995 and 1994. Dividends were paid in equal quarterly amounts.

Year                   Amount Per Share
- ----                   ----------------
1995                        $.33 1/3 (1)

1994                        $.33 1/3 (1)

- --------------

(1) Adjusted to reflect the 3-for-2 stock split in the form of a 50% stock dividend which was effective on June 22, 1995.

The Company anticipates that it will continue payment of regular dividends to its shareholders; however, there can be no assurance as to payment of such future dividends. The Company's ability to pay dividends to its shareholders is primarily dependent on the ability of the Bank and its subsidiaries to pay dividends to the Company. Such payment is dependent on the Bank's earnings and financial condition, its needs for future capital and other factors. The Bank is also limited by Florida law as to the amount of dividends it can pay. See "Supervision and Regulation" under Item 1 hereof. Factors Holding does not currently pay dividends to the Bank.

ITEM 6.     SELECTED FINANCIAL DATA

The following table presents the historical summary of selected consolidated financial data of Capital Bancorp and Subsidiaries for the years ended December 31, 1991 through 1995.

This data should be read in conjunction with the consolidated financial statements of Capital Bancorp and Subsidiaries contained in Item 8 herein.

                      SELECTED CONSOLIDATED FINANCIAL DATA
                (In Thousands except per share data and ratios)

                                 1995          1994         1993        1992       1991
                                ------        ------       ------      ------      -----
INCOME STATEMENT DATA:

Interest income               $  109,331  $   84,563  $   77,270  $   77,124  $   91,592
Interest expense                  41,752      25,114      20,474      28,430      48,334
Net Interest income               67,579      59,449      56,796      48,694      43,258
Provision for loan losses          3,600       3,525       9,500       8,900      13,215
Provision for doubtful
 accounts - factoring subsidiary   2,235       2,235       2,645       3,150       2,550
Other income (1)                  46,106      41,948      40,199      35,111      35,371
Other expenses                    80,288      74,459      67,713      60,934      56,026
Net income                        17,101      13,204      11,769       8,190       5,490
Return on average assets            1.20%       1.04%       0.96%       0.69%       0.48%
Return on average equity           16.71%      15.10%      14.70%      11.57%       8.44%
Net interest margin, taxable
 equivalent                         5.91%       5.99%       6.03%       5.52%       4.88%

PER SHARE DATA (2):

Net income (3)                $     2.20  $     1.80  $     1.61  $     1.16  $     0.81
Cash dividends declared             0.33        0.33        0.33        0.27        0.27
Stockholders' equity
 (at year end)                     15.26       12.85       12.25       10.63        9.79
Dividend payout ratio              15.00%      18.52%      20.66%      22.99%      33.06%
Average common equivalent
 shares - fully diluted        7,769,992   7,346,747   7,297,522   7,047,935   6,793,961

BALANCE SHEET DATA:

Total assets                  $1,593,119  $1,319,862  $1,206,041  $1,272,207  $1,170,311
Loans, net                       714,254     636,637     547,076     552,390     592,631
Factored accounts receivable,
 net                             319,910     248,142     220,794     177,568     153,073
Deposits                       1,038,755     876,793     915,848     934,356     876,702
Other borrowings                  86,133      87,236      59,566     116,595     103,518
Long-term debt                   176,650     126,980       2,605       3,855       5,355
Stockholders' equity             113,725      91,363      84,673      74,549      66,503

CAPITAL RATIOS:

Average equity to average assets    7.16%       6.86%       6.51%       5.96%       5.66%
Tier 1 Leverage Ratio               7.97%(4)    7.58%       7.30%       6.18%       5.85%
Tier 1 Risk-Based Ratio            11.23%(4)    9.68%       9.23%       8.21%       7.45%
Total Risk-Based Ratio             12.48%(4)   10.82%      10.48%       9.46%       8.18%

- -------------------------------

(1) Includes securities gains of $12, $1,213, $632, $106 and $4,063 for the years ended 1995, 1994, 1993, 1992 and 1991, respectively.
(2) Adjusted for the 3-for-2 stock split effected in the form of a 50% stock dividend in June 1995.
(3) Calculated based of fully diluted common and common equivalent shares outstanding.
(4) The Company historically has not included certain assets of Capital Factors in its capital ratio calculations. In 1995, banking regulators issued new instructions for the reporting of total assets in the Consolidated Report of Condition (the "Call Report"), effective March 31, 1997. As a result of a review of the new instructions, management believes that the Company may be required to include the Capital Factors assets for capital calculation purposes.

    Management is seeking clarification as to the applicability of the new instructions to the Company. If these assets were included, at December 31, 1995 the Company's leverage ratio would have been 7.25%, its Tier one risked-based ratio would have been 9.94% and its total risk-based ratio would have been 11.19%. These capital ratios would have been in compliance with all regulatory requirements and expectations at December 31, 1995.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION

Capital Bancorp ("Bancorp") is a bank holding company which conducts operations principally through Capital Bank (the "Bank"), a wholly-owned subsidiary, and Capital Factors Holding, Inc., a wholly-owned subsidiary of the Bank. The Bank operates a commercial banking franchise through 28 offices located in the South Florida area. Capital Factors Holding, Inc. and its subsidiaries ("Capital Factors") provides accounts receivable factoring and asset based lending services through offices located in Ft. Lauderdale, Florida, New York, New York, Los Angeles, California and Charlotte, North Carolina.

Throughout this discussion, Bancorp and its subsidiaries are collectively referred to as the "Company."

                              FINANCIAL CONDITION

Overview

During 1995, total consolidated assets increased $273.3 million, or 21%, to $1.6 billion. This increase included increases of $192.8 million in interest earning assets and $80.5 million in non-interest earning assets. The increase in total consolidated assets was comprised primarily of increases of $107.2 million in cash and cash equivalents, $77.6 million in net loans, $71.8 million in net accounts receivable - factoring subsidiary and $19.5 million in total securities offset by a decrease of $7.9 million in other real estate.

The increase in total consolidated assets was funded primarily by deposits, borrowings by Capital Factors and retained earnings. Total deposits increased $162.0 million, or 18%. In July 1995, Capital Factors caused the issuance of $50.0 million of senior certificates, bringing the total outstanding to $175.0 million at December 31, 1995. Total consolidated liabilities increased $250.9 million to $1.5 billion. The growth in liabilities included $170.9 million in interest bearing balances and $80.0 million in non-interest bearing balances. Total equity increased $22.4 million, to $113.7 million, primarily as a result of earnings in excess of dividends paid.

See Table 8 below for a distribution of identifiable assets and liabilities associated with the Company's major lines of business.


Securities

The increase in total securities primarily consisted of purchases of $83.1 million in U.S. Agency securities and $6.1 million in U.S. Government obligations and a reduction in the unrealized loss on securities available for sale of $5.9 million offset by maturities, calls and paydowns of $35.0 million in U.S. Government obligations, $34.8 million in U.S. Agency securities and $5.0 million in other securities.

The Company's securities holdings are segregated into three separate portfolios: held to maturity, available for sale and trading. At December 31, 1995 and 1994, the Company held no trading securities. Securities classified as held to maturity are reported at historical cost, adjusted for amortization of premiums and accretion of discounts. Securities classified as available for sale are reported at market value. Any unrealized gain or loss, net of applicable income taxes, is reported as a separate addition to or reduction from stockholders' equity.

Securities held to maturity includes securities purchased with the ability and positive intent to hold until maturity. Such securities are purchased for yield purposes. Securities available for sale are also acquired for yield, and are also used in the management of overall liquidity and interest rate risk.
In December 1995, certain provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," were temporarily suspended. Among other things, SFAS
No. 115 governs the transfer of securities between the held to maturity and available for sale portfolios. During this time period, management re-evaluated the distribution of securities holdings, and, in order to achieve enhanced flexibility to manage liquidity and interest rate risk, transferred holdings with an aggregate book value of approximately $53 million from the held to maturity portfolio to the available for sale portfolio. The securities transferred had aggregate unrealized gains of approximately $900,000 at the time of transfer. As a result, as of December 31, 1995, approximately 90% of all securities held are classified as available for sale. Table 1 presents the book value of securities held as of the dates indicated.

Table 2 presents the maturity distribution and weighted average yields of securities held as of December 31, 1995. See Note 3 to the consolidated financial statements for additional information on securities.

Included in other securities available for sale are debt securities issued by foreign governments with aggregate market values of $3.1 million, $2.5 million and $5.0 million at December 31, 1995, 1994 and 1993, respectively. The amortized cost of these securities was $5.1 million for the respective dates. These foreign debt securities were received in exchange for non-performing loans in connection with Brady plan restructurings by Argentina and Mexico. These securities mature in 2019 to 2023 and are collateralized, as to principal, by U.S. Treasury zero-coupon securities which will accrete to the face value of the foreign security at their maturity. At the current time, management has no intention of disposing of these foreign securities.

                                    TABLE 1
                      COMPOSITION OF INVESTMENT SECURITIES
                       (All Dollar Amounts in Thousands)


                                                   DECEMBER 31,

                                        1995          1994         1993
                                       ------        ------       ------
SECURITIES HELD TO MATURITY,
  at amortized cost:
 U.S. Government agency
   obligations                        $ 16,016      $ 82,649    $  37,879
 State and Municipal
   obligations                           3,090         3,771        5,131
 Other securities                        4,390         4,611        5,802
                                      --------      --------    ---------
    Total securities held
      to maturity                     $ 23,496      $ 91,031    $  48,812
                                      ========      ========    =========

Aggregate market value                $ 24,173      $ 89,122    $  49,752
                                      ========      ========    =========

Gross unrealized gains                $    677      $    373    $     959
                                      ========      ========    =========
Gross unrealized losses               $     --      $  2,282    $      19
                                      ========      ========    =========


                                                   DECEMBER 31,

                                        1995          1994         1993
                                       ------        ------       ------
SECURITIES AVAILABLE FOR SALE,
  at market value:
 U.S. Treasury and Government
   agency obligations                 $212,854      $121,415    $118,848
 Other securities                        4,154         8,603      12,153
                                      --------      --------    --------
  Total securities
   available for sale                 $217,008      $130,018    $131,001
                                      ========      ========    ========
Aggregate amortized cost              $217,005      $135,871    $127,762
                                      ========      ========    ========

Gross unrealized gains                $  2,129      $    151    $  4,551
                                      ========      ========    ========

Gross unrealized losses               $  2,126      $  6,004    $  1,312
                                      ========      ========    ========

                                    TABLE 2
                  MATURITY AND YIELD OF INVESTMENT SECURITIES
                       (All Dollar Amounts in Thousands)

                                                                       Weighted
                                                                     Average Yield
                                                                         as of
TYPE AND MATURITY GROUPING                    December 31, 1995     December 31, 1995
                                              -----------------     -----------------
Securities Held to Maturity:
U.S. Government agency
   obligations (1):

  Within one year                                  $     --                 --
  After one year, but within five years              14,016               6.92%
  After five years, but within ten years              2,000               7.16%
  After ten years                                        --                 --
                                                   --------              -----
   Total                                             16,016               6.95%
                                                   --------              =====
State and Municipal
  obligations (2):

  Within one year                                       250              13.49%
  After one year, but within five years                 559              14.86%
  After five years, but within ten years              2,281              10.72%
  After ten years                                        --                 --
                                                   --------              -----
   Total                                              3,090              11.69%
                                                   --------              =====
Other securities:

  Within one year                                        --                 --
  After one year, but within five years                 840              10.53%
  After five years, but within ten years              3,500               7.93%
  After ten years (3)                                    50                 --
                                                   --------              -----
   Total                                              4,390               8.34%
                                                   --------              =====
   Total securities held to maturity               $ 23,496               7.83%
                                                   ========              =====

- ------------------------------

(1) Mortgage-backed securities are included based upon the projected final maturity.

(2) Yields of tax-exempt securities are stated on a tax-equivalent basis, using a Federal tax rate of 35%.

(3)  Includes equity securities with no fixed maturity.

                  MATURITY AND YIELD OF INVESTMENT SECURITIES
                       (All Dollar Amounts in Thousands)


                                                                     Weighted
                                                                   Average Yield
                                                                       as of
TYPE AND MATURITY GROUPING                  December 31, 1995     December 31, 1995 (2)
                                            -----------------     ---------------------
Securities Available for Sale:
U.S. Treasury and
  Government agency
   obligations (1):

  Within one year                                $   67,540               5.65%
  After one year, but within
   five years                                       104,189               6.23%
  After five years, but within
   ten years                                         17,529               6.78%
  After ten years                                    23,596               7.10%
                                                 ----------               ----
   Total                                            212,854               6.19%
                                                 ----------               ====

Other securities:

  Within one year                                     1,017               8.88%
  After one year, but within
   five years                                            --                 --
  After five years, but within
   ten years                                             --                 --
  After ten years                                     3,137               5.68%
                                                 ----------               ----
   Total                                              4,154               6.46%
                                                 ----------               ====

   Total securities available
     for sale                                    $  217,008               6.20%
                                                 ==========               ====

- ------------------------


(1) Mortgage-backed securities are included based upon the projected final maturity.

(2)  Weighted average yield is computed based on amortized cost.

Loans

During 1995, total loans increased $80.1 million, or 12%, with increases in all major categories. Table 3 provides a five-year summary of the Company's loan portfolio. Table 4 presents the maturity distribution of loans.

Commercial loans increased $43.5 million, or 27%, reflecting primarily customer demand. Asset-based loans made by Capital Factors represented $27.8 million of this increase. At year end 1995, Capital Factors' asset-based loans aggregated $38.3 million.

Foreign loans increased $12.3 million, or 11%, reflecting the results of marketing efforts in the international trade finance area. Loans to foreign banks are derived primarily from the Company's short-term trade finance activities in Central and South America.

Substantially all of the Company's real estate lending is commercial in nature, including construction financing and short-term (5-7 years) first mortgages on income producing properties. Real estate construction loans increased $14.4 million, or 20%, during 1995 as a result of new home demand in the Company's South Florida market area.

Consumer loans include installment loans, home equity and other consumer credit lines, and credit cards. Installment financing, primarily of automobiles, represent the largest portion of these loans, amounting to approximately $123 million and $115 million of total consumer loans at December 31, 1995 and 1994, respectively. The increase in installment loans is primarily attributable to automobile loans originated indirectly by dealers.

See Business in Item 1 hereof and Asset Quality Review below for additional discussion of lending activities, including certain risk elements.

                                    TABLE 3
                         COMPOSITION OF LOAN PORTFOLIO
                           (In Thousands of Dollars)

                                               DECEMBER 31,
                                --------------------------------------------------------
                                  1995        1994        1993        1992        1991
                                --------------------------------------------------------
Commercial and financial        $207,357    $163,893    $157,340    $149,879    $195,274

Foreign
  Banks                          109,997      89,500      49,701      92,680      83,261
  Commercial and
     industrial                   17,626      25,816      34,462      44,555      29,975
                                --------    --------    --------    --------    --------

    Total foreign                127,623     115,316      84,163     137,235     113,236

Real estate construction          84,402      70,049      70,253      82,951      94,346

Real estate mortgage             147,082     145,119     136,823     112,364     135,845

Consumer                         159,461     150,682     113,373      86,014      70,902

Other                              2,754       3,559       6,224       2,200       3,284
                                --------    --------    --------    --------    --------

                                $728,679    $648,618    $568,176    $570,643    $612,887
                                ========    ========    ========    ========    ========


                                    TABLE 4
                            CONTRACTUAL MATURITY OF
                               LOAN BALANCES (1)
                           (In Thousands of Dollars)


                                             ONE YEAR         AFTER
                              ONE YEAR        THROUGH          FIVE
                              OR LESS       5 YEARS (2)      YEARS (2)        TOTAL
                             --------       -----------     -----------       -----
Commercial and
 financial                   $161,250          $ 38,810        $  6,133      $206,193

Foreign:
  Banks                       107,170                --             755       107,925
  Commercial and
   industrial                  17,626                --              --        17,626
                             --------          --------        --------      --------
Total foreign                 124,796                --             755       125,551

Real estate
  construction                 36,170            36,939          11,293        84,402

Real estate mortgage           26,017            99,858          19,543       145,418

Consumer                       35,964           114,104           7,403       157,471

Other                           2,754                --              --         2,754
                             --------          --------        --------      --------
                             $386,951          $289,711        $ 45,127      $721,789
                             ========          ========        ========      ========

- -----------------
(1)  Excludes non-accrual loans aggregating $6,890.

(2) The total amount of loans due after one year which have predetermined interest rates is $273,892. The total amount of loans with floating or adjustable interest rates due after one year is $60,946.

Accounts Receivable

Accounts receivable - factoring subsidiary, net increased $71.8 million over year end 1994 levels to $319.9 million as a result of an overall increase in factoring volume. During 1995, Capital Factors opened a fourth office in Charlotte, North Carolina. Capital Factors also operates factoring offices in New York, New York, Los Angeles, California and Fort Lauderdale, Florida. Capital Factors purchases receivables from its clients and records a liability payable to the clients at the time of such purchase. From time to time, the liability is reduced by advance payments by Capital Factors to the clients, prior to the contractual payment date for the receivables purchased. Such advance payments are interest earning balances of Capital Factors. Interest earning advances, net of client interest bearing credit balances, amounted to $194.3 million at December 31, 1995 compared to $159.2 million at December 31, 1994. Balances due to factoring clients for receivables purchased amounted to $128.6 million and $90.7 million at December 31, 1995 and 1994, respectively.

Cash and Cash Equivalents

The increase in cash and cash equivalents was composed of increases of $60.0 million in federal funds sold and securities purchased under agreements to resell and $47.2 million in cash and due from banks. The increase in federal funds sold and securities purchased under agreements to resell resulted primarily from net inflows of deposits. The increase in cash and due from banks resulted primarily from funds raised by Capital Factors in the sale of $50.0 million of senior certificates to outside investors in the second half of 1995.

Other Real Estate

Other real estate amounted to $6.8 million and $14.7 million at December 31, 1995 and December 31, 1994, respectively. The decrease in other real estate was due primarily to the sale of several properties totaling $8.7 million offset by new properties acquired, including development costs, totaling approximately $2.0 million.

Deposits

Total deposits amounted to $1,038.8 million and $876.8 million at December 31, 1995 and 1994, respectively. The increase in total deposits included increases of $153.8 million in time deposits and $39.6 million in non-interest bearing deposits offset by a decrease of $31.4 million in savings and money market deposits. The increase in time deposits reflects the combined effect of internal marketing efforts to increase overall deposits and increased customer demand for time deposits due to higher rates offered. Management believes the decrease in savings and money market deposits reflects an industry-wide trend whereby customers have chosen alternative investment and savings products over low yielding deposit products. Included in total deposits at December 31, 1995 was approximately $21 million in U.S. Treasury demand deposits and $15 million in brokered time deposits which were repaid in January 1996. Such deposits were received and repaid in the normal course of business and this activity is not indicative of any known trends. See Table 5 below for the maturity distribution of time deposits of $100,000 or more. See Table 9 below for the average balances and rates paid on deposit categories for 1995, 1994 and 1993.

The Company does not operate any foreign offices; however, as a result of the activities of the International Division of the Company, foreign customers maintain deposit accounts with the Bank. Deposits by foreign customers amounted to $170.2 million, $135.5 million and $163.8 million at December 31, 1995, 1994 and 1993, respectively, representing 16%, 15% and 18% of total deposits, respectively. The level of these deposits is, in part, related to the level of trade finance activity conducted by the Company, and is also affected by economic trends in foreign countries. Deposits from foreign customers decreased in 1994 compared to 1993 due primarily to the decrease in the Company's trade finance activity during that period. These deposits increased during 1995 as a result of increased trade finance activity, as well as capital flight out of some countries in reaction to economic uncertainties.

Deposit liabilities represented 70% and 71% of total liabilities at December 31, 1995 and December 31, 1994, respectively. For the same dates, interest bearing non-deposit balances represented 18% and 17% of total liabilities. For the year ended December 31, 1993, average deposit and interest bearing non-deposit liabilities represented 78% and 10%, respectively, of average total liabilities. Management believes that deposit funding sources will continue to represent a lesser percentage of total liabilities when compared to historical levels for the foreseeable future.

Short-Term Borrowings

The Company's short-term borrowings primarily represent securities sold under agreements to repurchase on an overnight basis involving retail customers.
From time to time, the Company may also access wholesale repurchase sources for 7 to 90 day periods for short-term liquidity management purposes. Retail repurchase agreements represent an important supplemental source of funds for the Company and have been relatively stable over 1995 and 1994.

During 1994, the Company experienced a significant increase in retail repurchase agreements due to marketing success of this product. Furthermore, in 1993, the Company converted funds purchased from foreign banks to short-term time deposits.

Table 6 below presents the year end balances, weighted average interest rates and maximum outstanding balances of short-term borrowings for 1995, 1994 and 1993.

Other Borrowings

In July, 1995, Capital Factors, Inc., through its wholly-owned subsidiary C.F. Funding Corp., issued $50 million of Variable Rate Asset Backed Certificates ("senior certificates") with a maturity date of January 2001, bringing the total of such certificates to $175 million at year end ($100 million and $25 million with maturity dates of December 1999 and June 2000, respectively).
The senior certificates bear an interest rate of LIBOR plus 1.25% before transaction costs (approximately 7.19% at December 31, 1995, excluding transaction costs of 0.37%) and are collateralized by advances to clients by Capital Factors. The senior certificates represent a significant alternative funding source for the Company's factoring activities and have enabled better management of interest rate risk as well as liquidity.

                                    TABLE 5
                     MATURITY DISTRIBUTION OF TIME DEPOSITS
                             GREATER THAN $100,000
                           (In Thousands of Dollars)


         Time Remaining until Maturity          Amount
         -----------------------------          ------
         3 months or less                      $ 76,838

         Over 3 through 6 months                 36,216

         Over 6 through 12 months                34,048

         Over 12 months                          20,423
                                               --------
         Total at December 31, 1995            $167,525
                                               ========


                                    TABLE 6
                          FEDERAL FUNDS PURCHASED AND
                             SHORT-TERM BORROWINGS
                       (All Dollar Amounts in Thousands)


                                                     WEIGHTED            MAXIMUM
                                                      AVERAGE           OUTSTANDING
                                   BALANCE AT       INTEREST RATE          DURING
                                  YEAR END (1)     AT YEAR END (1)     THE PERIOD (2)
                                  ------------     ---------------     --------------
December 31, 1995
  Short-term borrowings
    - Retail                        $ 86,133             4.40%           $  88,889
    - Wholesale                           --              N/A               15,000
                                    --------
                                    $ 86,133
                                    ========


December 31, 1994
  Domestic banks                    $     --              N/A            $     100
  Short term borrowings
    - Retail                          87,236             5.08%             104,910
    - Wholesale                           --              N/A               20,000
                                    --------
                                    $ 87,236
                                    ========

December 31, 1993
  Domestic banks                    $    100             2.56%           $     200
  Foreign banks                           --              N/A               76,444
  Short-term borrowings
    - Retail                          44,466             2.44%              50,709
    - Wholesale                           --               --                   --
                                    --------
                                    $ 44,566
                                    ========

- ------------------
(1) See the Yields Earned Rates Paid table for presentation of the average amounts of short-term borrowings outstanding during the periods and the applicable weighted average interest rates during the periods.

(2) Amount represents the maximum outstanding at any month end during the period.

                               CAPITAL RESOURCES

Stockholders' equity increased by $22.4 million as a result of net income of $17.1 million, proceeds from the sale of treasury stock of $2.1 million, proceeds from the exercise of stock options of $1.9 million and a reduction in the unrealized loss on securities available for sale of $3.7 million (net of tax) offset by dividends declared of $2.4 million.

The Comptroller of the State of Florida ("Comptroller"), the Federal Deposit Insurance Corporation ("FDIC") and the Board of Governors of the Federal Reserve System ("Federal Reserve") utilize guidelines in assessing the adequacy of capital of financial institutions under their supervision. These guidelines, which include required minimum leverage, Tier One risk-based and Total risk-based capital ratios, are considered in regulators' examinations and are reviewed periodically for potential adjustments based upon changes in the economy, financial markets and banking practices. Regulators can take a variety of actions if capital guidelines are not met. Bancorp is supervised by the Federal Reserve. Capital Bank is supervised by the FDIC and the Comptroller.

At December 31, 1995 and 1994, the regulatory capital ratios of the Company and the Bank were as follows:

                             Company                   Bank
                          -------------           --------------           Minimum
                          1995     1994           1995      1994         Requirement
                          ----     ----           ----      ----         -----------
Leverage Ratio            7.97%    7.58%          7.66%     7.58%              3%*

Tier One ratio           11.23     9.68          10.77      9.66               4

Total ratio              12.48    10.82          12.03     10.80               8

      * Banking regulators expect institutions to maintain an excess of 1 to 2% above the minimum.

The Company historically has not included certain assets of Capital Factors in its capital ratio calculations. In 1995, banking regulators issued new instructions for the reporting of total assets in the Consolidated Report of Condition (the "Call Report"), effective March 31, 1997. As a result of a review of the new instructions, management believes that the Company may be required to include the Capital Factors assets for capital calculation purposes. Management is seeking clarification as to the applicability of the new instructions to the Company. If these assets were included, at December 31, 1995 the Company's leverage ratio would have been 7.25%, its Tier one risked-based ratio would have been 9.94% and its total risk-based ratio would have been 11.19%. These capital ratios would have been in compliance with all regulatory requirements and expectations at December 31, 1995.

In the opinion of management, these ratios are sufficient to protect depositors and facilitate future growth. The Company's management continually reviews capital adequacy. The various alternatives for generating equity from internal and external sources are constantly under review to ascertain the most effective approach for the Company. The Company has traditionally provided most of its capital through retained earnings. For 1995 and 1994, respectively, the Company's internal capital generation rate was 16.1% and 12.8%, respectively.

Bancorp currently pays stockholder dividends of 8.33 cents per share per quarter. (This quarterly rate has been restated for the 3-for-2 stock split in the form of a 50% stock dividend which was effective June 22, 1995.) This dividend policy is dependent upon the Bank's ability to continue the payment of dividends to Bancorp. Unforeseen changes in the financial condition of the Company or Capital Bank, or actions by regulatory authorities, could result in changes in the dividend policy.

                    LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity

Liquidity represents the Company's ability to meet customers' borrowing needs, take advantage of investment opportunities, fund deposit withdrawals and maintain reserve requirements. On the asset side, the primary sources of liquidity are cash and due from banks, interest bearing deposits with banks, Federal funds sold and other short-term investments, scheduled maturities and paydowns of securities held to maturity, securities available for sale and scheduled repayments on outstanding loans and receivables. The liquidity available from any of the foregoing sources is reduced to the extent they are pledged against any liabilities or otherwise restricted. On the liability side, the principal source of liquidity is growth in deposits and other borrowings. These primary sources of liquidity are supplemented by cash flows from the Company's operating activities.

The liquidity position is monitored daily by management to maintain a level of liquidity conducive to efficient operations and is continuously evaluated as part of the asset/liability management process (as discussed further in the next section) to maintain liquidity levels conducive to efficient operations. Considerations in managing the Company's liquidity position include scheduled cash flows from existing assets and liabilities, as well as projected liquidity needs arising from commitments to lend.

During 1995, the Company generated net cash flows of $212 million from it financing activities, including $162 million from deposit growth and $50 million from long-term borrowings by Capital Factors. The deposit growth included $53 million in time deposits over $100,000, with the remainder generated internally through business development and marketing efforts. Deposits are expected to remain a primary source of liquidity, however, no assurance exists regarding the Company's ability to attract future deposits at rates comparable to that achieved during 1995.

Supplementing deposit growth, Capital Factors in 1994 initiated a process of utilizing its accounts receivable and advances as a source of funding. In 1995, Capital Factors raised $50 million from variable rate certificates backed by accounts receivable and advances with a maturity date of January 2001, bringing the total of such certificates to $175 million at year end 1995 ($100 million and $25 million with maturity dates of December 1999 and June 2000, respectively). This relatively new source of liquidity for the Company is expected to continue to serve an important role, subject to the availability of qualifying assets and the need for funds. The Company is also exploring other alternatives for increasing liquidity, including debt and equity funding, with Capital Factors. In March 1996, Capital Factors entered into a revolving credit facility with an unaffiliated bank for $40 million, the funding of which is subject to certain conditions which have not yet been fulfilled.

The Company's investing activities utilized $130 million of the liquidity generated from operating and financing activities. Net new loans amounts to $82 million, and net new advances by Capital Factors amounted to $36 million. Additionally, securities purchases in excess of maturities utilized $13 million of liquidity.

In the normal course of business, the Company utilizes various financial instruments with off-balance sheet risk to meet the financing needs of its customers. These off-balance sheet activities include commitments to extend credit, commercial letters of credit and standby letters of credit. The liquidity, credit and market risks associated with these financial instruments are generally managed in conjunction with the Company's balance sheet activities and are subject to normal credit policies, financial controls and risk limiting and monitoring procedures. At December 31, 1995, the Company had outstanding commitments to extend credit, commercial letters of credit and standby letters of credit amounting to $146.1 million, $79.0 million and $13.8 million, respectively. In the normal course of business, some of these commitments may expire without being drawn upon. The Company expects to meet funding requirements resulting from these commitments by using its traditional sources of liquidity.

Liquidity is also necessary at the Bancorp level. The ability of Bancorp to meet debt service requirements, pay dividends to stockholders and satisfy other liquidity needs is primarily dependent on Capital Bank's ability to continue the payment of dividends. The ability of the Bank to pay dividends is generally restricted by Florida statutes. At periodic intervals, State or Federal regulatory agencies routinely examine Bancorp and the Bank as part of their legally prescribed oversight of the banking industry and may further restrict the payment of dividends or other activities by regulatory action. At December 31, 1995 the Bank was not subject to any restrictions other than statutory. At year-end, approximately $23.5 million of the Bank's retained earnings were available for dividend payments to the Parent company without regulatory approval.

For 1996, Bancorp's estimated debt service and stockholder dividend requirements total approximately $2.9 million. At December 31, 1995, Bancorp had available cash balances of $6.3 million. Management believes liquidity at December 31, 1995 was satisfactory.

Asset/Liability Management and Interest Rate Risk

The Company's exposure to interest rate changes is managed by a review of the maturity and repricing characteristics of assets and liabilities, as well as the composition of these items. Attention is directed primarily to assets and liabilities that mature or can be repriced within a period of 30 to 365 days. The Company matches the maturities of a significant portion of its assets and liabilities to minimize variability in net interest income within a 12 to 18 month period. This practice serves to minimize both liquidity and interest rate risks. Prudent risks are taken, however, by leaving certain assets and liabilities unmatched in an effort to benefit from the interest rate sensitivity created. The Company currently does not use off balance sheet derivative instruments to manage interest rate risk.

Maintenance of satisfactory funding levels allows the Company to position itself so that the risks of interest rate fluctuations are decreased. This, together with a high percentage of variable rate assets, provides a more consistent margin between interest earning assets and interest bearing liabilities. For 1995, the average rate paid on interest bearing deposit liabilities was 4.04%, while the average rate paid for other interest bearing liabilities was 6.83%. To the extent that non-deposit liabilities grow faster than deposits, the Company's overall cost of funds will likely rise. At this time, management does not believe these factors will have a significant adverse impact on net interest income.

Table 7 presents a summary analysis of maturity and repricing characteristics of the Company's interest earning assets and interest bearing liabilities at December 31, 1995. For purposes of this analysis, regular passbook savings and NOW and money market accounts are included as repricing in 90 days or less.
The difference between the maturities and repricing intervals applicable to interest earning assets and interest bearing liabilities is commonly referred to as the "gap."

Interest rates earned and paid on interest bearing assets and liabilities are influenced by both factors outside the control of management, such as current market interest rates (e.g., prime, LIBOR) and factors controlled by management (e.g., rates paid on deposits). Management can further influence net interest income by adjusting the mix of assets and liabilities between fixed and floating rate instruments, or adjusting the duration of these items. To an extent, management's ability to control these factors are contingent upon customer demand or acceptance of the products offered by the Company. At December 31, 1995, the Company's cumulative one-year gap (the difference between interest bearing assets and interest bearing liabilities) was negative $11.1 million, or less than 1% of total earning assets. Management does not believe the Company's operating results will be significantly impacted by changes in interest rates over the next year.

                                    TABLE 7
                     INTEREST RATE SENSITIVITY BY MATURITY
                               OR REPRICING DATES
                            (In Millions of Dollars)

                             90 days      91-180      181-365       Over
                             or less       days        days       one year      Total
                             -------      ------      -------     --------      -----
Interest earning assets:
Securities                   $ 46.5       $ 30.3       $ 46.5      $ 117.2     $ 240.5
Loans(1)                      380.8         62.7         36.8        241.5       721.8
Other earning
  assets(2)                   291.5           --           --           --       291.5
                             ------       ------       ------      -------     -------
Total interest
  earning assets              718.8         93.0         83.3        358.7     1,253.8
                             ------       ------       ------      -------     -------

Interest bearing liabilities:
Interest bearing
  deposits                    460.4         98.5         84.5         59.1       702.5
Short-term borrowings          86.1           --           --           --        86.1
Long-term debt                176.7           --           --           --       176.7
                             ------       ------      -------      -------     -------
Total interest
  bearing liabilities         723.2         98.5         84.5         59.1       965.3
                             ------       ------      -------      -------     -------

Gap                            (4.4)        (5.5)        (1.2)       299.6     $ 288.5
                              -----       ------      -------       ------     =======
Cumulative Gap               $ (4.4)      $ (9.9)      $(11.1)      $288.5
                             ======       ======       ======       ======

- ----------------
(1) Excludes non-accrual loans of $6.9 million
(2) Excludes non-accrual advances of $2.2 million

                                RESULTS OF OPERATIONS
General

The Company recorded net income of $17.1 million in 1995 compared to $13.2 million in 1994 and $11.8 million in 1993. Primary earnings per share was $2.25 in 1995 compared to $1.83 in 1994 (adjusted for the stock 3-for-2 split in the form of a 50% stock dividend in June 1995) and $1.64 in 1993 (includes effect of stock split). On a fully diluted basis, earnings per share was $2.20 in 1995 compared to $1.80 in 1994 and $1.61 in 1993 (adjusted for the 3-for-2 stock split). In 1995, the Company's annualized return on average assets was 1.20% compared to 1.04% and .96% in 1994 and 1993, respectively. The annualized return on average stockholders' equity was 16.71% in 1995 compared to 15.10% in 1994 and 14.70% in 1993. The increase in income in 1995 compared to 1994, as well as 1994 compared to 1993, was primarily a result of improved net interest margin after provisions for credit losses and higher factoring revenue offset by higher other operating expenses and salaries and employee benefits. Lower letter of credit fees in 1994 compared to 1993 also offset the increase in other revenue categories during that period.

Lines of Business

Set forth on Table 8 is a summary of operating results for the Company's domestic and international banking activities, as well as its factoring activities. Revenues and expenses relating to factoring activities are generally segregated and are easily identifiable. Non-interest revenues and expenses associated with banking activities include allocations of certain items based on management's assumptions, some of which are subjective in nature. Furthermore, interest income and expense of banking activities reflect funds transfer pricing which, while based on the Bank's actual external costs, may not reflect actual results which may be achieved on a stand-alone basis.

Interest income derived from domestic banking activities amounted to $76.1 million, $67.0 million and $62.8 million in 1995, 1994 and 1993, respectively. Net interest income amounted to $51.3 million, $48.8 million and $46.1 million in the respective periods. The increases in net interest income in 1995 compared to 1994 was due primarily to higher levels of average earning assets while the net interest margin remained relatively stable. Non-interest income from domestic banking activities amounted to $18.9 million, $16.7 million and $15.7 million in 1995, 1994 and 1993, respectively. The increase in non-interest income in 1995 compared to 1994 was due to various factors, including non- recurring income of approximately $1.2 million received in connection with the early termination of a computer servicing contract. Increases in revenues were offset by higher operating expenses, particularly overdraft losses in 1995. Additionally, based on management's assessment of the allowance for loan losses, provisions for domestic loan losses decreased to $3.4 million in 1995 from $5.9 million and $7.1 million in 1994 and 1993, respectively. This decrease is due primarily to improved credit quality of the portfolio.

The Company does not operate any foreign offices. Foreign banking operations principally arise from the Company's trade finance lending to and issuance of letters of credit on behalf of banks and financial institutions located in Central and South America. Interest income from foreign banking activities amounted to $10.3 million, $6.4 million and $8.0 million in 1995, 1994 and 1993, respectively. Net interest income amounted to $4.5 million, $3.5 million and $5.3 million in 1995, 1994 and 1993, respectively. Net interest income reflects a decrease in average loans outstanding in 1994 compared to 1993, and an increase in 1995 compared to 1994. During 1993 and 1994, average loans decreased as management sought to refocus its marketing strategies and reduce aggregate exposure in certain countries. This process was substantially completed in late 1994 and average loans began to increase. Non-interest income from foreign banking activities primarily represents letter of credit fees and amounted to $4.1 million, $5.3 million and $7.0 million in 1995, 1994 and 1993, respectively. Decreases from 1993 to 1994 reflect lower levels of letter of credit issuance activity. This activity increased in 1995, however, competitive pressures resulted in lower pricing. Also, other income in 1994 included securities gains of $1.1 million. Operating results from foreign banking activities were also affected by provisions for loan losses, which amounted to $211,000, ($2.3) million and $2.4 million in 1995, 1994 and 1993, respectively. Provisions in 1993 included additions to the allowance for loans which were ultimately charged off in 1994. In 1994, certain of these charged off loans were partially recovered, and the status of other potential problem foreign loans improved, resulting in a credit to the allowance. The 1995 provision reflects approximately $1.8 million for certain exposures, offset by $1.6 million additional recoveries of the 1994 charge offs.

The Company's factoring activities continued to grow significantly in 1995, due primarily to the signing of new clients. Non-interest income, which primarily represents factoring commissions, amounted to $23.3 million, $20.0 million and $17.6 million in 1995, 1994 and 1993, respectively, reflecting increased factored accounts receivable from $1.3 billion in 1993 to $2.0 billion in 1995. Interest income was $27.6 million, $17.3 million and $13.3 million, while net interest income was $11.8 million, $7.4 million and $5.7 million in 1995, 1994 and 1993, respectively. Growth in average interest earning assets, primarily advances, in all periods due to business development gave rise to these increases.

General corporate expenses in 1994 included one-time charges of approximately $1.7 million relating to deferred compensation and other benefits paid to the Company's former chairman upon his retirement.

Net Interest Income

Tables 9 and 10 set forth information on yields earned and rates paid by the Company as well as changes in the composition of net interest income for each of the years in the three year period ended December 31, 1995. Yield and interest on tax-exempt loans and securities have been adjusted to reflect tax-equivalent basis using the Federal tax rate of 35%. Loans and accounts receivable on non-accrual status have been included in average balances for purposes of computing average yield or rate. Yields on securities available for sale have been computed based on amortized cost. Yield and interest on loans to U.S. borrowers for 1995 exclude $975,000 in interest income relating to the payoff of a loan which was previously on non-accrual status. For the years ended December 31, 1995, 1994 and 1993, average foreign assets represented 9%, 8% and 11% of total average assets, respectively. Average foreign liabilities represented 13%, 16% and 20% of total average liabilities. Average foreign deposits included in average interest bearing deposits and average non-interest bearing deposits amounted to $144.4 million, $159.7 million and $129.0 million for 1995, 1994 and 1993, respectively.

Net interest income is the difference between interest, fees and dividends earned on loans and investments and interest paid on deposits and other sources of funds. Net interest income totaled $67.6 million, $59.4 million and $56.8 million in 1995, 1994 and 1993, respectively. Loan fees included in net interest income amounted to $1.6 million, $1.8 million and $1.9 million in 1995, 1994 and 1993, respectively. Net interest income also included dividends earned on equity securities of $2,000 and $147,000 in 1994 and 1993, respectively. Net interest income on a fully tax-equivalent basis, including loan fees, totaled $68.8 million in 1995 compared to $61.1 million and $58.7 million in 1994 and 1993, respectively.

Net interest income can be viewed as the product of average earning assets and the net interest margin. Net interest income in 1995 increased $8.1 million over 1994, comprised of an increase of $24.8 million in interest income offset by an increase of $16.6 million in interest expense. The increase in net interest income was due to an increase in average interest earning assets to $1.147 billion in 1995 from $1.029 billion in 1994, combined with a shift in mix to higher yielding loans and advances. The net interest margin declined slightly to 5.91% in 1995 (excluding non-recurring interest collections of $975,000) from 5.94% in 1994. The yield on average interest earning assets increased from 8.38% in 1994 to 9.55% in 1995 due to higher yields on all categories of interest earning assets. Average interest bearing liabilities increased to $875.0 million in 1995 from $770.8 million 1994, while the average rate paid on these liabilities increased to 4.77% from 3.26%. The increase in average interest bearing liabilities occurred primarily in long-term borrowings and time deposits. Capital Factors' average long-term borrowings were $140.6 million in 1995 compared to $45.4 million in 1994. There were no such borrowings in 1993.

The increase in net interest income in 1994 as compared to 1993 was due to an increase in average interest earning assets to $1.029 billion in 1994 from $974.5 million in 1993. The net interest margin declined slightly to 5.94% in 1994 from 6.02% in 1993. The yield on average interest earning assets increased from 8.12% in 1993 to 8.38% in 1994 due to higher yields on accounts receivable advances and foreign loans offset by lower average yields on securities. Average interest bearing liabilities increased to $770.8 million in 1994 from $736.5 million in 1993, while the average rate paid on these liabilities increased to 3.26% from 2.78%. The increase in average interest bearing liabilities occurred primarily in short and long-term borrowings, while average interest bearing deposits were relatively stable, increasing by approximately 1%. During 1994, the Company's non-deposit liabilities were influenced by increased market interest rates and the change in mix resulted in the overall increase in the average rates paid on liabilities.


See Asset/Liability Management and Interest Rate Risk above for a discussion of factors that may affect net interest income.

                                    TABLE 8
                             BUSINESS SEGMENT DATA
                           (In Thousands of Dollars)


                                         For the Year Ended December 31,
                                  -------------------------------------------
                                      1995             1994            1993
                                      ----             ----            ----
Net interest income and
 non-interest income:
  Domestic banking activities     $   95,023       $   83,634      $   78,462
  Foreign banking activities          14,396           11,692          15,031
                                  ----------       ----------      ----------
      Total banking activities       109,419           95,326          93,493

  Factoring activities                50,894           37,253          30,967
  Intercompany                        (4,876)(1)       (6,068)(1)      (6,991)(1)
                                  ----------       ----------      ----------
      Total                       $  155,437       $  126,511      $  117,469
                                  ==========       ==========      ==========

Income before income taxes:
  Domestic banking activities     $   20,329       $   20,084      $   18,094
  Foreign banking activities           4,240            4,799           5,135
                                  ----------       ----------      ----------
      Total banking activities        24,569           24,883          23,229

  Factoring activities                14,227           10,855           7,538
  Corporate and other                 (6,358)(2)       (8,492)(2)      (6,639)(2)
  Intercompany                        (4,876)(1)       (6,068)(1)      (6,991)(1)
                                  ----------       ----------      ----------

      Total                       $   27,562       $   21,178      $   17,137
                                  ==========       ==========      ==========


                                  Average Balance for the Year Ended December 31
                                  ----------------------------------------------
                                      1995             1994            1993
                                      ----             ----            ----
Identifiable assets:
  Domestic banking                $1,008,845       $1,009,378      $  993,409
  Foreign banking                    132,704          101,438         141,268
                                  ----------       ----------      ----------
      Total Banking                1,141,549        1,110,816       1,134,677

  Factoring                          337,118          250,147         206,328
  Intercompany                       (49,524)(1)      (86,030)(1)    (110,188)(1)
                                  ----------       ----------      ----------

      Total assets                $1,429,143       $1,274,933      $1,230,817
                                  ==========       ==========      ==========

- ----------
(1) Intercompany assets primarily represents loan balances payable by Capital Factors to Capital Bank. Intercompany operating results primarily reflects the related interest income.

(2) Corporate and other includes costs associated with various activities and functions, including the operations of Capital Bancorp (parent only), certain senior management of the Bank and other administrative costs.

                                    TABLE 9
                          YIELDS EARNED AND RATES PAID
                       (All Dollar Amounts in Thousands)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                               ----------------------------------------------------------------------------------------
                                             1995                       1994                         1993
                               -----------------------------   ---------------------------  ---------------------------
                                                     Average                       Average                      Average
                                Average               Yield    Average              Yield    Average             Yield
                                Balance    Interest  Or Rate   Balance  Interest   Or Rate   Balance  Interest  Or Rate
                               ----------  --------  -------   -------  --------  --------  --------  --------  -------
ASSETS
Interest earning assets:
  Loans, net of unearned income:
   U.S. Borrowers              $  536,897  $  55,118  10.27% $  472,239  $ 43,611   9.23%  $  422,799 $ 39,476   9.34%
   Foreign Borrowers              125,785     10,205   8.11      93,906     6,275   6.68      133,620    7,631   5.71
   Tax Exempt                      19,570      3,173  16.21      26,226     4,227  16.12       27,325    4,269  15.62
                               ----------  ---------  -----  ----------  --------  -----   ---------- --------  -----
     Total loans                  682,252     68,496  10.04     592,371    54,113   9.13      583,744   51,376   8.80

  Accounts receivable
   advances - factoring
   subsidiary                     185,795     23,803  12.81     148,787    16,747  11.26      129,874   13,332  10.27

     Securities:

   Taxable                             --         --     --          --        --     --      162,850   10,541   6.47
   Tax-exempt                          --         --     --          --        --     --        9,711    1,106  11.39
  Securities held to maturity:
   Taxable                         74,223      4,735   6.38      64,464     3,784   5.87          --       --     --
   Tax-exempt                       3,360        357  10.62       4,254       452  10.62          --       --     --
  Securities available for sale:
   Taxable                        139,388      8,360   6.00     139,950     7,903   5.65          --       --     --
  Federal funds sold
   and other interest earning
   assets                          62,396      3,841   6.16      78,847     3,201   4.06       88,350    2,796   3.16
                               ----------  ---------  -----  ----------  --------  -----   ---------- --------  -----

    Total interest earning
     assets                     1,147,414    109,592   9.55   1,028,673    86,200   8.38      974,529   79,151   8.12
                                           ---------                     --------                     --------

Less allowance for loan losses
 and doubtful accounts            (13,549)                      (15,076)                      (18,062)
Cash and due from banks            91,549                        68,650                        74,315
Due from customers on
  acceptances                      28,827                        30,340                        44,018
Other real estate                  10,911                        13,436                        28,268
Other assets                      163,991                       148,910                       127,749

                               ----------                    ----------                    ----------
    Total                      $1,429,143                    $1,274,933                    $1,230,817
                               ==========                    ==========                    ==========


                          YIELDS EARNED AND RATES PAID
                       (All Dollar Amounts in Thousands)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                               ----------------------------------------------------------------------------------------
                                             1995                       1994                           1993
                               -----------------------------   ---------------------------  ---------------------------
                                                     Average                       Average                      Average
                                Average               Yield    Average             Yield    Average              Yield
                                Balance    Interest  Or Rate   Balance  Interest   Or Rate   Balance Interest   Or Rate
                               ----------  --------  -------   -------  --------  --------  -------- --------   -------
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Interest bearing liabilities:
 Deposits:
  Savings and Money Market     $  295,212  $   7,046   2.39%  $ 350,889  $  6,845   1.95%  $  355,603 $  7,433   2.09%
  Time                            350,161     19,026   5.43     278,028    10,656   3.83      266,016    9,560   3.59
                               ----------  ---------  -----   ---------  --------   ----   ---------- --------  -----
 Total interest bearing
   deposits                       645,373     26,072   4.04     628,917    17,501   2.78      621,619   16,993   2.73
                               ----------  ---------  -----  ----------  --------  -----   ---------- --------  -----
Federal funds purchased and
    short-term borrowings:
  Domestic banks                       --         --     --          65         2   3.02          198        5   2.53
  Foreign banks                        --         --     --          --        --     --       55,477    1,361   2.45
  Short-term borrowings            87,243      4,504   5.16      94,322     3,973   4.21       56,115    1,831   3.26
                               ----------  ---------  -----  ----------  --------  -----   ---------- --------  -----
                                   87,243      4,504   5.16      94,387     3,975   4.21      111,790    3,197   2.86
                               ----------  ---------  -----  ----------  --------  -----   ---------- --------  -----
Long-term borrowings              142,427     11,176   7.85      47,486     3,638   7.66        3,134      284   9.06
                               ----------  ---------  -----  ----------  --------  -----   ---------- --------  -----
  Total interest bearing
     liabilities                  875,043     41,752   4.77     770,790    25,114   3.26      736,543   20,474   2.78
                               ----------  ---------  -----  ----------  --------  -----   ---------- --------  -----
Non-interest bearing
  deposits                        292,625                       276,000                       274,675
Bank acceptances outstanding       28,827                        30,340                        44,018
Other liabilities                 130,330                       110,370                        95,499
Stockholders' equity              102,318                        87,433                        80,082
                               ----------                    ----------                    ----------
    Total liabilities and
     stockholders' equity      $1,429,143                    $1,274,933                    $1,230,817
                               ==========                    ==========                    ==========
    Net interest earnings/
     yield                                 $  67,840   5.91%             $ 61,086   5.94%             $ 58,677   6.02%
                                           =========   ====              ========   ====              ========   ====
    Net interest spread                                4.78%                        5.12%                        5.34%
                                                       ====                         ====                         ====

    Utilization rate                                  80.29%                       80.68%                       79.18%
                                                      =====                        =====                        =====

                                    TABLE 10
                              RATE VOLUME ANALYSIS(1)
                       (All Dollar Amounts in Thousands)

                                             1995 Compared to 1994                      1994 Compared to 1993
                                     --------------------------------------        ------------------------------------
                                     Change         Change           Net           Change        Change         Net
                                     Due to         Due to        Increase         Due to        Due to      Increase
                                     Volume          Rate        (Decrease)        Volume         Rate       (Decrease)
                                     ------         ------       ----------        ------        ------      ----------
Changes in Income and Expense

Interest on interest earning assets:
  Loans
  U.S. Borrowers                     $ 6,304        $  5,203      $ 11,507         $  4,609      $   (474)    $  4,135
  Foreign Borrowers                    2,358           1,572         3,930           (2,460)        1,104       (1,356)
  Tax Exempt                          (1,076)             22        (1,054)            (175)          133          (42)
  Accounts receivable advances -
   factoring subsidiary                4,453           2,603         7,056            2,035         1,380        3,415
  Securities:
   Taxable                                --              --            --            2,528        (1,382)       1,146
   Tax-exempt                             --              --            --             (601)          (53)        (654)
   Securities held to maturity:
   Taxable                               597             354           951               --            --           --
   Tax-exempt                            (95)             --           (95)              --            --           --
  Securities available for sale
   Taxable                               (33)            490           457               --            --           --
Federal funds sold and other
   interest earning assets              (840)          1,480           640             (345)          750          405
                                     -------        --------      --------         --------     ---------     --------
         Total                       $11,668        $ 11,724      $ 23,392         $  5,591     $   1,458     $  7,049
                                     =======        ========      ========         ========     =========     ========


Interest on interest bearing liabilities:

   Savings and Money Market
    deposits                         $(1,208)       $  1,409      $    201         $    (95)    $    (493)    $   (588)
   Time deposits                       3,342           5,028         8,370              446           650        1,096
   Federal funds purchased and
    short-term borrowings               (335)            864           529             (615)        1,393          778
   Long-term debt                      7,362             176         7,538            3,709          (355)       3,354
                                     -------        --------      --------         --------     ---------     --------
          total                      $ 9,161        $  7,477      $ 16,638         $  3,445      $  1,195      $  4,640
                                     =======        ========      ========         ========     =========     ========

- ---------------
(1) Because of the numerous and simultaneous balance and rate changes during the periods, it is not possible to allocate the change in net interest income precisely between balances and rates. For purposes of this table, changes that are not solely attributable to balance changes or rate changes have been allocated equally to the Volume and Rate changes above.

Provision for Loan Losses

The allowance for loan losses is maintained at a level deemed adequate by management to absorb potential loan losses in the portfolio after evaluating the loan portfolio, the financial condition of borrowers, current economic conditions, changes in the nature and volume of the portfolio, past loan loss experience and other pertinent factors. Many of these factors involve a significant degree of estimation and are subject to rapid changes which could be unforeseen by management. As a consequence, the possibility exists that management's evaluation of the adequacy of the allowance could change, and such change could be a material amount, as additional information becomes known. While the Company considers the allowance for loan losses to be adequate at December 31, 1995, management is unable to predict the amount, if any, of future provisions to the allowance. For additional information, see Allowance for Loan Losses below.

The provision for loan losses was $3.6 million in 1995 compared to $3.5 million in 1994 and $9.5 million in 1993. The lower provisions in 1995 and 1994 reflect a general improvement in credit quality as well as recoveries of $1.6 million and $1.5 million in 1995 and 1994, respectively, relating to certain foreign loans which had previously been charged off.

Provision for Credit Losses - Factoring Subsidiary

The allowance for doubtful accounts for Capital Factors is maintained at a level deemed adequate to absorb potential losses. The adequacy of the provision for credit losses recorded by Capital Factors is assessed by management based in part on the level of net charge offs relative to accounts receivable purchased. These statistics are believed to be significant indicators of inherent losses since the receivables portfolio turns over approximately seven times each year. Accounts receivable which are past due are charged off unless, in the opinion of management, collection is likely from the customer, client or collateral realization, if any. In making this determination, management considers the quality of the collateral, the creditworthiness of the customer and client, economic conditions and other factors which may be relevant. This statistical assessment is supplemented by a review of the recorded allowance for credit losses at each month end relative to total accounts receivable at month end, taking into consideration specific potential problem accounts, accounts purchased with recourse where payment has not been made by Capital Factors to its client, and other factors which may be relevant. The provision for doubtful accounts amounted to $2.2 million, $2.2 million and $2.7 million for 1995, 1994 and 1993, respectively. For the years ended December 31, 1995, 1994 and 1993, net charge offs as a percentage of accounts receivable purchased was .05%, .17% and .20%, respectively. For the same periods, the percentage of provisions for credit losses to accounts receivable purchased was .11%, .15% and .20%, respectively. Based on these relationships, and a review of the recorded allowance and accounts receivable at each period end, management believes the provisions and allowance to be adequate to absorb known and inherent losses in the accounts receivable portfolio. Because the assessment of the adequacy of the allowance and provisions for credit losses involve a significant degree of estimation, and are subject to change, future provisions for credit losses may be greater or less than actual charge offs.

Other Income

Other income totaled $46.1 million, $41.9 million and $40.2 million in 1995, 1994 and 1993, respectively.

Factoring commissions amounted to $23.1 million or 50% of total other income in 1995 compared to $20.0 million or 48% of total other income in 1994 and $17.6 million or 44% of total other income in 1993. The growth in factoring commissions is attributable to overall expansion of factoring activities. During 1995, Capital Factors opened a fourth office in Charlotte, North Carolina, in addition to its office in Ft. Lauderdale, Florida, Los Angeles, California and New York, New York. Although Capital Factors experienced increased commission income as a result of increased factored accounts receivable, commission income as a percentage of factored accounts receivable declined slightly, from 1.16% in 1993 to 1.13% in 1994 and 1.03% in 1995. This decline was primarily the result of lower factoring fees charged to high volume clients in the New York market and a lower fee structure, partly because of high volume clients, in the Charlotte market. Capital Factors typically receives lower factoring fees from high volume customers because, among other reasons, high volume clients do not have the same servicing needs as smaller clients, requiring less labor intensive services to be performed by Capital Factors, and because there is increased competition for such client's business.

Service charges on deposits amounted to $12.6 million or 27% of total other income in 1995 compared to $11.8 million or 28% of total other income in 1994 and $9.4 million or 23% in 1993. The increase in service charge income is primarily due to the adjustment to the pricing of some services during 1994.

Letter of credit fees totaled $4.2 million in 1995 compared to $4.0 million in 1994 and $6.4 million in 1993. These fees represented 9%, 9% and 16% of non-interest income in 1995, 1994 and 1993, respectively. The Company conducts its international operations with customers located primarily in Central and South America. By issuing and confirming letters of credit for its clients, the Company has traditionally generated substantial fee income. Due to the economic and political environments of some of these nations, as well as competitive factors, the demand for the issuance or confirmation of letters of credit may fluctuate. Fee levels in 1995 compared to 1994 reflect higher letter of credit issuance volume offset by lower pricing due to increased competition. The decrease in letter of credit fees in 1994 as compared to 1993 resulted from pricing pressure derived from increased competition, as well as lower letter of credit issuance volume.

Net securities gains amounted to $12,000 in 1995 compared to $1,213,000 in 1994 and $632,000 in 1993. Included in securities gains in 1994 are realized gains of $1.1 million on the sale of certain floating rate Argentine bonds, received in connection with a prior Brady Plan restructuring. Included in securities gains in 1993 are realized gains of $447,000 on the sale of limited life and perpetual life equity securities and $185,000 on the early call of certain municipal securities. During 1993, the Company liquidated substantially all of its equity holdings primarily due to the greater capital requirements of these securities, as well as to take advantage of certain income tax benefits. Since the adoption of SFAS No. 115, the Company has not sold any securities classified as held to maturity.

Other Expenses

Other expense totaled $80.3 million, $74.5 million and $67.7 million for the years ended December 31, 1995, 1994 and 1993, respectively.

Salaries and employee benefits amounted to $38.0 million in 1995 compared to $36.6 million in 1994 and $31.7 million in 1993, respectively. Salaries and employee benefits increased $1.3 million in 1995, $4.9 million in 1994 and $4.3 million in 1993, primarily due to merit increases, workforce growth and increased benefit costs. In addition, salaries and employee benefits in 1994 included $1.7 million for deferred compensation and other benefits related to the retirement of the Company's former Chairman.

Other operating expenses amounted to $34.9 million, $30.3 million and $28.9 million in 1995, 1994 and 1993, respectively. During 1995, these expenses increased $4.6 million primarily due to a $2.7 million provision to fully reserve for potential losses resulting from overdrafts related to one customer (see further discussion below) and increases in provisions for legal settlements and advertising expenses offset by a decrease in insurance expense resulting from reduction in the FDIC assessment rate for the second half of 1995. During 1994, other operating expenses increased $1.4 million primarily due to increases in overdraft charge offs, consulting fees, communications, data processing and advertising offset by lower other losses, legal fees, operating costs of other real estate and insurance.

Total overdraft losses amounted to $3.5 million, $996,000 and $167,000 for the years ended December 31, 1995, 1994 and 1993, respectively. During the first quarter of 1995, through several related accounts, one customer created net overdrafts of approximately $2.7 million in connection with transactions occurring over a period of approximately two weeks. The overdrafts resulted when checks drawn on another institution were returned to the Bank for insufficient funds, after the customer had made withdrawals from Capital Bank. The customer was placed in involuntary bankruptcy as a result of claims asserted by the Bank and other creditors, and the entire overdraft was charged to expense. The Bank has a judgement against the customer, which it has been unable to collect, and a criminal investigation against the customer is ongoing. To mitigate the risk that similar losses may occur in the future, internal review and approval procedures were strengthened by management. At December 31, 1995 and 1994, total overdraft balances were $3.2 million and $3.9 million, respectively, and are included in loans in the consolidated statements of condition. Management does not anticipate any material losses associated with overdraft balances at December 31, 1995.

Expenses relating to the writedown and maintenance of other real estate totaled $2.9 million, $2.9 million and $3.2 million in 1995, 1994 and 1993, respectively, and are included in other operating expenses discussed above. These expenses are net of gains of $46,000, $41,000 and $1.7 million in 1995, 1994 and 1993, respectively. Other real estate amounted to $6.8 million at December 31, 1995 compared to $14.7 million at

December 31, 1994 and $18.2 million at December 31, 1993. The Company is aggressively pursuing disposal of these properties.

Provision (Benefit) for Income Taxes

The Company's effective tax rate varies with changes primarily in the derivation of pre-tax income by state, in the proportion of tax exempt income and in corporate tax rates. The provision for income taxes for 1995 aggregated 38% of pre-tax income compared with 38% in 1994 and 31% in 1993. The higher effective tax rates in 1995 and 1994 as compared to 1993 resulted primarily from a greater percentage of pre-tax income being derived from Capital Factors which operates in two other state jurisdictions (New York and California) which have higher tax rates than Florida and from a lesser percentage of pre-tax income being derived from tax-exempt income.

Impact of Inflation and Changing Prices

The impact of inflation on the Company is reflected primarily in the increased costs of operations. These increased costs are generally passed on to customers in the form of increased service fees. Since the primary assets and liabilities of the Company are monetary in nature, the impact of inflation on interest rates has, and is expected to continue to have, an effect on net income.

In structuring fees, negotiating loan margins and developing customer relationships, management concentrates its efforts on maximizing earnings capacity while attempting to contain increases in operating expenses. In addition, management continually reviews the feasibility of new and additional fee-generating services to offset the effects of inflation and changing prices with an objective of increased earnings.

New Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure," as of January 1, 1995. This Statement requires that impairment of loans be measured by comparing the recorded amount of the loan to the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Small balance, homogenous loans, comprised primarily of the Company's consumer loans, are collectively evaluated for impairment. In determining when a loan is impaired, management primarily considers current events and conditions, including the borrower's or guarantor's (if applicable) operating performance and capacity to repay the loan and realizable collateral values. The determination of impairment is done on a loan by loan basis and involves significant judgement and estimation, and final outcomes may differ from such estimates. Impaired loans may be accruing or nonaccruing based on current and projected performance in relation to the specific terms of the loan. Adoption of SFAS No. 114, as amended by SFAS No. 118, did not affect the Company's policies on non-accrual loans or income recognition, charge offs or recoveries, and did not impact the level of the overall allowance.

In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which is effective for fiscal years that begin after December 15, 1995. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The unrecoverable amount should be recognized as an impairment loss. This Statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Adoption of this Statement is not expected to have a significant impact on the Company's consolidated financial position or results of operations, based on management's current intentions regarding long-lived assets held at December 31, 1995.

In October 1995 the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation." This statement requires certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them, defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for stock based compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and, if presented, earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. Management is in the process of evaluating the impact of SFAS No. 123.

                              ASSET QUALITY REVIEW

General

The Bank and Capital Factors manage the risk characteristics of their lending activities in several ways. Together with credit evaluations of borrowers, risk is monitored and controlled by procedures which include periodic reviews by management and industry specialists, industry diversification, geographic diversification and established lending limits on certain segments of the portfolio. Risk is further minimized by established lending procedures such as retaining collateral deemed adequate at the time of the loan and requiring guarantees and commitments of principal parties along with the maintenance of compensating balances. Management attempts to adhere to these procedures to minimize the adverse impact from any one event or set of conditions. Notwithstanding the procedures established to manage risk characteristics of the portfolios, in certain instances, loans and receivables are charged off as uncollectible. Management maintains the allowances for loan and receivable losses at levels it believes to be sufficient to meet the present and potential risk characteristics inherent in the loan and receivables portfolios, based on information currently available.

Risk Elements - Non-accruing and Past Due Loans and Advances

Past due and non-accruing loans are reviewed regularly in connection with management's review of the allowance for loan losses as it relates to the evaluation of collateral and the prospects for repayment of principal and interest. Loans are placed on non-accrual status when management deems that collectibility of interest is doubtful. Generally, loans that are 90 days or more past due are placed on non-accrual status unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any uncollected interest is reversed and charged against current income. Interest subsequently collected on loans which have been placed on non-accrual status is generally applied against principal but may be recognized as income on the cash basis if full collection of principal is reasonably assured based on the value of underlying collateral or other factors. Charge offs to the allowance are made when a loss is deemed probable. See Table 11 below for a five-year summary of non-accrual, past due and other potential problem loans.

Domestic non-accrual loans aggregated $4.8 million at December 31, 1995, compared to $6.0 million at year end 1994. Domestic non-accrual loans aggregated .8% and 1.1% of total domestic loans at December 31, 1995 and 1994, respectively. The decrease in domestic non-accrual loans during 1995 resulted primarily from collection of a $1.5 million commercial loan, offset by net new additions of approximately $300,000. Charge offs and additions since December 31, 1994 do not reflect any discernible trends.

Foreign non-accrual loans aggregated $2.1 million and $334,000 at December 31, 1995 and 1994, respectively. Foreign non-accrual loans represented 1.6% and
 .3% of total foreign loans at December 31, 1995 and 1994, respectively. The increase in foreign non-accrual loans is due primarily to the placement on non-accrual status during 1995 of several loans to two Argentine banks aggregating $2.7 million. In the fourth quarter of 1995, $695,000 of these loans, representing the entire balance owed by one of these banks, was charged off, resulting in a net addition to non-accrual loans of $2.0 million for the year. Following the devaluation of the Mexican peso in 1994, some banks in Argentina, as well as other Central and South American countries, experienced liquidity problems due to a shift in deposits out of the country and from smaller banks to larger banks within the country. As a result, these two banks ceased operations in 1995. One bank has been liquidated, leading to the $695,000 charge off referred to above. Management is continuing discussions with the Central Bank of Argentina and third parties regarding collection of the remaining $2.0 million of foreign non-accrual loans. The Company has significant additional foreign loans to Argentina as well as other Latin American countries (see Foreign Outstandings below). These loans are primarily short-term trade-related credits and are in compliance with terms at December 31, 1995. It is possible, however, that further liquidity pressures or other deterioration in borrowers' ability to repay may result in additional foreign non-accrual loans and charge offs in amounts not currently estimable. See also Allowance for Loan Losses for additional discussion.

Domestic loans 90 days or more past due at December 31, 1995 and still accruing interest aggregated $1.1 million or approximately .2% of domestic loans outstanding, compared with $410,000 or .1% of domestic loans outstanding in 1994. Included in domestic loans 90 days or more past due were real estate, commercial and consumer loans of $689,000, $281,000 and $162,000, respectively, at December 31, 1995, as compared to $279,000 and $131,000 for commercial and consumer loans, respectively, at December 31, 1994.

There were no foreign loans 90 days or more past due and still accruing interest at December 31, 1995. Foreign loans 90 days or more past due at December 31, 1994 and still accruing interest aggregated $1.5 million and related to one loan. This loan was collected in full in 1995.

Advances made by Capital Factors are placed on non-accrual status when the loan balance, including interest, is considered impaired and exceeds the estimated value of the underlying receivables or collateral. Non-accrual advances amounted to $2.2 million at December 31, 1995, compared to $739,000 at December 31, 1994. Non-accrual advances are considered in the assessment of the allowance for doubtful accounts, for adequacy (see Provision for Credit Losses
- - Factoring Subsidiary above and Allowance for Credit Losses - Capital Factors above. The increase at year end 1995 is due primarily to advances aggregating approximately $1.4 million from one customer which were placed on non-accrual status in December 1995. These advances were substantially repaid in early 1996 from collections of underlying accounts receivable.

Risk Elements - Restructured Loans and Restructured Assets

See Table 11 for a five year history of restructured loans and restructured assets at each year end.

Restructured loans at December 31, 1995 represent two real estate loans which were restructured, as to interest rates, in 1991 and 1992. At December 31, 1995, these loans were in compliance with terms.

Restructured assets at December 31, 1995 represent Mexican and Argentine debt securities received in exchange for loans in connection with restructurings in 1989 and 1993. These securities are included in the available for sale portfolio (at market value) and were in compliance with terms at December 31, 1995. The face amount of these securities aggregate $5.1 million.

Risk Elements - Other Potential Problem Loans

In addition to non-accruing loans and loans 90 days or more past due, management has identified other potential problem loans where known information about possible credit problems causes management to have doubts as to the ability of borrowers to comply with present loan repayment terms. In placing loans in this category, management considers the current status of the loan and previous payment history, the nature and quality of collateral, current economic conditions which may affect the borrower, and other information deemed pertinent in the circumstances. At December 31, 1995, other potential problem loans to domestic borrowers aggregated $6.5 million and included one real estate loan of $4.2 million, commercial loans of $2.1 million and consumer loans of $209,000. Other potential problem loans to domestic borrowers at December 31, 1994 amounted to $2.0 million. The increase during 1995 was primarily due to one non-recourse real estate mortgage loan where the property temporarily did not generate adequate cash flow to service the loan. At year end 1995, this loan was in compliance with its terms.

Potential problem loans to foreign borrowers amounted to $1.2 million at December 31, 1995, representing trade-related loans to a Panamanian bank. The loans were in compliance with terms at December 31, 1995, however, in early 1996, supervision of the borrower was taken over by the Panamanian government. Management is closely monitoring this matter and, at the current time, is unable to predict losses, if any, which may result from this matter.

                                    TABLE 11
                     NON-ACCRUAL, PAST DUE, OTHER POTENTIAL
                      PROBLEM LOANS AND RESTRUCTURED LOANS
                            AND RESTRUCTURED ASSETS
                           (In Thousands of Dollars)

                                                 DECEMBER 31,
                        -----------------------------------------------------------
                           1995        1994       1993        1992        1991
                           ----        ----       ----        ----        ----
Non-accrual
 loans:
   Domestic            $ 4,818(1)     $6,025     $ 4,989     $17,445     $29,624

   Foreign               2,072(1)        334       7,312       8,134       8,297

90 days past due
 or more:
   Domestic              1,132           410         477       2,984       5,839

   Foreign                  --         1,500          --          --          --
                       -------        ------     -------     -------     -------

     Sub Total           8,022         8,269      12,778      28,563     $43,760

Non-accrual advances     2,184           739         385       1,082         965
                       -------        ------     -------     -------     -------
     Total             $10,206        $9,008     $13,163     $29,645     $44,725
                       =======        ======     =======     =======     =======

Other Potential
  Problem loans        $ 7,697        $2,006     $15,100     $11,100     $ 8,000
                       =======        ======     =======     =======     =======


Restructured
 loans (2)             $ 8,433        $8,559     $ 8,663     $15,301     $ 3,871
                       =======        ======     =======     =======     =======

 Restructured
  assets (3)           $ 3,137        $2,544     $ 4,985     $ 1,975     $ 1,975
                       =======        ======     =======     =======     =======

- -------------------------

(1) During 1995, interest income of $299 and $73 on domestic and foreign loans, respectively, would have been recorded if these loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period. Interest income that was recorded on these loans during 1995, was $230 and $18 on domestic and foreign loans, respectively.

(2) Represent troubled debt restructurings as defined by Statement of Financial Accounting Standards No. 15. These loans were in compliance with terms at December 31, 1995.

(3) Represents securities available for sale (at market value) received in connection with restructured foreign loans. See Foreign Outstandings below for discussion on foreign debt securities.

                              FOREIGN OUTSTANDINGS

Set forth on Table 12 is a summary of foreign outstandings by type and geographic distribution.

Performing trade credits consist primarily of refinanced letters of credit, acceptances purchased and pre-export financings principally to banks that are located in foreign countries. Cash collateral maintained at Capital Bank as offsets to outstanding foreign loans totaled $19.2 million at December 31, 1995 compared to $14.6 million and $19.1 million at December 31, 1994 and 1993, respectively.

Foreign debt securities include $3.1 million, $2.5 million and $5.0 million at December 31, 1995, 1994 and 1993, respectively, of securities available for sale (at market value) received in connection with loan restructurings in 1993 and 1989. Foreign debt securities also include $4.0 million at the three respective dates in securities held to maturity which were acquired for investment purposes. All foreign debt securities were in compliance with terms at December 31, 1995.


Customers liability on acceptances represent drafts accepted under trade finance letters of credit issued primarily on behalf of foreign banks. Cash collateral maintained at Capital Bank as offsets to acceptances aggregated $4.3 million, $2.2 million and $4.9 million at December 31, 1995, 1994 and 1993, respectively.

Set forth on Table 13 is a list of cross border outstandings at December 31, 1995, 1994 and 1993 of those countries for which the total amount of outstandings (loans, acceptances, acceptances purchased, pre-export financings and other interest earning assets), net of (a) any written guarantees of principal or interest by domestic or other non-local third parties (other than the foreign government) and (b) the value of any tangible liquid collateral which may be netted against the outstandings, exceeds 1% of consolidated total assets. See Table 14 for analyses of 1995 activity for those countries where total net outstandings exceeded 1% of consolidated total assets at December 31, 1995.

At December 31, 1995, net cross border outstandings to Ecuador and El Salvador, aggregating $14.4 million and $13.6 million, respectively, exceeded .75% but were less than 1% of consolidated total assets. At December 31, 1994, the cross border outstandings to Peru, Ecuador and Bolivia, aggregating $13.2 million, $12.9 million and $11.0 million, respectively, exceeded .75% but were less than 1% of consolidated total assets. At December 31, 1993, the cross border outstandings to Brazil, aggregating $11.1 million, exceeded .75% but were less than 1% of consolidated total assets.

In December 1994, the Mexican government devalued the peso, resulting in substantial economic uncertainty and volatility which continued into 1995. The Company's outstandings to Mexico-domiciled parties at December 31, 1995 include $12.2 million in short-term trade credits and $1.8 million in securities available for sale all of which are denominated in U.S. dollars and were in compliance with terms. Management of the Company believes these assets will continue to perform in accordance with terms, however no assurance can be provided that the current economic environment will not deteriorate further and adversely affect the Company's outstandings to Mexican borrowers.

The devaluation of the Mexican peso also created or added to economic uncertainties in other Latin American countries. Declining confidence in local banking systems led to a shift in deposits out of some of these countries and from smaller banks to larger banks within these countries. The impact was especially significant in Argentina, where total bank deposits declined during the first half of 1995, leading to the cessation of operations by some banks. These events have affected banks which were or continue to be customers of the Bank, resulting in an increase in charge offs and non-accrual loans related to Argentine borrowers. Further deterioration in the repayment capacity of Argentine borrowers or borrowers located in other Latin American countries could result in additional non-accrual loans, charge offs or additions to the allowance for loan losses in amounts not determinable at this time. See Allowance for Loan Losses below for additional discussion regarding the adequacy of the allowance.

Restructured Foreign Assets

In the first quarter of 1995, in exchange for loans which had an aggregate face amount of $3.9 million ($3.5 million of which was charged off in 1994) plus several years accrued interest, the Company received bonds issued by the government of Ecuador in connection with a restructuring of that country's foreign debt. The bonds had a face value amount of $6.6 million, mature in 30 years and had below market interest rates. In the first and second quarters of 1995, these bonds were sold for net proceeds aggregating $1.8 million, representing the then current market price. Proceeds in excess of the remaining book balance of the loans were recorded as loan recoveries at the time of receipt. See Allowance for Loan Losses below.

The Company did not enter into any restructuring arrangements involving foreign loans in 1995, except as discussed above. At December 31, 1995, the Company was not involved in any discussions regarding the restructuring of foreign loans and had no commitments to extend additional credit under restructuring arrangements completed in prior years. See Table 11 for the remaining balance of restructured assets.

Allocated Transfer Risk Reserve (ATRR)

The Comptroller of the Currency, Board of Governors of the Federal Reserve System and Federal Deposit Insurance Corporation have jointly issued rules requiring banking institutions to establish special reserves (the Allocated Transfer Risk Reserves, or "ATRR") against the risks presented in certain international assets when the Federal banking agencies determine that such reserves are necessary. The rules provide that, for regulatory purposes, the ATRR is to be accounted for separately from the general allowances for loan losses and shall not be included in the banking institution's capital or surplus. The rules also provide that no ATRR provisions are required if the banking institution writes down the assets to the requisite amount, or if there exists tangible, liquid collateral located outside of the debtor country. At December 31, 1995 the Company had no asset which required ATRR.

Notwithstanding regulatory requirements to record ATRR, management assesses the ultimate collectibility of foreign assets and, when deemed appropriately, may record additional reserves or charge off assets in excess of ATRR requirements.

                                    TABLE 12
                              FOREIGN OUTSTANDINGS
                           (In Thousands of Dollars)


                                                   December 31,
                                       ----------------------------------------
By type:                               1995             1994            1993
                                       ----             ----            ----
Performing trade credits             $124,501        $111,150        $ 70,328
Other performing loans                  1,050           3,832           6,524
Non-accrual loans                       2,072             334           7,311
                                     --------        --------        --------
   Total Loans                        127,623         115,316          84,163

Debt securities                         7,162           6,569           9,010
Customers liability on
   acceptances                         29,643          28,082          30,170
Other assets                            1,991           1,677             875
                                     --------        --------        --------

   Total(3)                          $166,419        $151,644        $124,218
                                     ========        ========        ========

Geographic distribution:

Latin America and
  Caribbean                          $160,717        $146,767        $120,083
Middle East                             4,152           4,164           4,041
Other regions                           1,550             713              94
                                     --------        --------        --------

    Total(3)                         $166,419        $151,644        $124,218
                                     ========        ========        ========

- ----------
(1) All amounts are prior to any reduction for written guarantees by domestic or non-local third parties, or tangible liquid collateral which may be netted against the outstandings.

(2) All foreign outstandings are denominated in U.S. dollars, except for certain other assets amounting to $92.7 million, $92.1 million and $87.3 million at December 31, 1995, 1994 and 1993, respectively.

(3) Amounts exclude $1.4 million, $300,000 and $8.0 million of allowance for foreign loan losses.

                                    TABLE 13
                 FOREIGN OUTSTANDINGS IN EXCESS OF 1% OF ASSETS
                           (In Thousands of Dollars)


                                          Debt                                 Aggregate         Cash           Net
                            Loans(1)   Securities     Acceptances(1)  Other   Outstandings    Collateral    Outstandings
                          ---------   -------------  --------------  --------  ------------    ----------   -------------

At December 31, 1995:
   Argentina               $11,762        $1,866         $ 3,192       $201      $17,021        $  (671)      $16,350
   Brazil                   17,422            --           5,860        276       23,558           (371)       23,187
   Guatemala                18,827            --           2,211        251       21,289         (3,175)       18,114
   Peru                     18,242            --           1,474         82       19,798         (1,288)       18,510

At December 31, 1994:
   Argentina                10,301         1,477           5,243        147       17,168         (1,039)       16,129
   Brazil                   16,910            --           2,312        205       19,427           (628)       18,799
   Mexico                   12,865         1,067             950        143       15,025           (883)       14,142


At December 31, 1993:
   Argentina                 8,100         3,358          10,888         99       22,445         (1,719)       20,726
   Ecuador                  13,949            --           4,582         81       18,612         (6,161)       12,451
   Mexico                   12,154         1,627           1,561         55       15,397           (713)       14,684


- ----------
(1) Loans and Acceptances are primarily composed of short-term trade related balances outstanding to banks and other financial institutions.

                                    TABLE 14
                      CHANGES IN OUTSTANDINGS OF SELECTED
                               FOREIGN COUNTRIES
                           (In Thousands of Dollars)


                                  Argentina      Brazil     Guatemala      Peru
                                  ---------      ------     ---------      ----
Aggregate outstandings,
  January 1, 1995                  $17,168       $19,427     $10,051      $16,429

Net change in short-term
 outstandings                         (557)        4,131      11,238        5,102

Changes in other outstandings:
  Additional outstandings               20            --          --           26
  Interest income accrued                1            --          --           44
  Collections of principal              --            --          --       (1,639)
  Collections of interest               --            --          --         (164)
  Other changes                        389            --          --           --
                                   -------       -------     -------      -------

Aggregate outstandings,
  December 31, 1995                $17,021       $23,558     $21,289      $19,798
                                   =======       =======     =======      =======
Short-term outstandings,
  December 31, 1995                $15,135       $23,558     $21,289      $19,532
                                   =======       =======     =======      =======


                           ALLOWANCE FOR LOAN LOSSES

Management assesses the adequacy of the allowance for loan losses not less frequently than quarterly and causes appropriate action to maintain the allowance at a level deemed adequate to absorb potential loan losses in the portfolio. In completing its assessment, management considers a variety of factors, including specific assessment of certain identified problem loans, loss history of classified (as to credit risk) loans, loss history of loans not classified (by portfolio type), economic trends and other factors which may be relevant. The Company maintains a loan review staff, independent of the credit granting function, which conducts continuous reviews of the various loan portfolios to arrive at credit risk classifications. Loans are charged off when a loss is deemed probable. Additions to the allowance are made by provisions charged against current operations. Recoveries of loans previously charged off are also added to the allowance.

Set forth on Table 15 is a five year history of activity in the allowance for loan losses. Also set forth on Table 16 is a five year history of activity of the portion of the allowance allocated for foreign loan exposure. Table 17 presents a five year summary of management's allocation of the allowance at each year end. Except for specific reserves which may be required from time to time by banking regulations (the Company had no such requirement at December 31, 1995), management views the entire allowance for loan losses as being available to absorb losses inherent in any component of the portfolio. The allocation of the allowance is completed by management for analytical purposes and is not necessarily indicative of future charge offs.

During 1995, domestic loan charge offs generally decreased compared to 1994 as a result of overall improvement in the credit quality of borrowers. To a lesser extent, recoveries of previously charged off domestic loans increased for similar reasons. The $3.5 million in real estate-mortgage loan charge offs in 1994 was primarily related to a single loan which was subsequently foreclosed and transferred to other real estate.

During the first quarter of 1994, the Company charged off approximately $6.3 million in non-trade loans to several borrowers located in Ecuador and Peru. These loans were on non-accrual status and fully reserved for as of December 31, 1993 and certain of them had been previously restructured. At the time of charge off, they were on non-accrual status. In the third quarter of 1994, the Company sold its interest in a $2.5 million loan to a Peruvian borrower, included in the charge offs above, for net proceeds of $1.5 million. These proceeds were recorded as loan recoveries at the time of receipt. In the first quarter of 1995, the Company received bonds issued by the government of Ecuador in connection with a restructuring of that country's foreign debt. These bonds had a face amount of $6.6 million and were received in exchange for $3.9 million in loans (plus several years past due interest), $3.5 million of which was included in the charge offs referred to above. In the first and second quarters of 1995, these bonds were sold for net proceeds aggregating $1.8 million representing the then current market price. Proceeds in excess of the remaining loan balance, aggregating $1.6 million, were recorded as loan recoveries at the time of receipt. The Company has not conducted non- trade foreign lending of the type which gave rise to these loans since the 1980s and currently has no plans to do so. At December 31, 1995, the Company had no restructured or non-performing non-trade foreign loans. Due to the foreign charge offs and recoveries in 1994 and 1995, the ratio of net charge offs to average loans is significantly impacted. Excluding this foreign loan activity, this ratio would have been .4% in 1995 and 1.3% in 1994.

The allowance for loan losses totaled $11.8 million and $9.2 million at December 31, 1995 and 1994, respectively, representing 1.7% and 1.4% of outstanding loans at the respective dates. The ratio of the allowance for loan losses to non-accrual loans was 176% at December 31, 1995 compared to 145% at December 31, 1994. The ratio of the allowance to total non-performing loans (non-accrual loans and loans past due 90 days or more) was 151% and 111% at December 31, 1995 and 1994, respectively. The increase in these ratios reflects higher allowance balances allocated for foreign loans as well as potential problem domestic loans. At December 31, 1995 the total allowance included $1.4 million allocated for foreign loans, $9.9 million allocated for domestic exposure and $489,000 unallocated. At December 31, 1994 the foreign allocation was $300,000, domestic was $7.9 million and $1.0 million was unallocated.

The allowance allocated for foreign loans at December 31, 1995 includes $1.0 million for the estimated loss exposure relating to $1.9 million in non-accrual loans to one Argentine bank and approximately $400,000 for other foreign exposure. These Argentine bank loans arose from trade-related transactions, as does substantially all of the Company's foreign loans. Following the devaluation of the Mexican peso in 1994, some banks in Argentina (as well as in other Central and South American countries) experienced liquidity problems due to a shift in deposits out of the country and from smaller banks to larger banks. As a result, two banks which had loans from the Company ceased operations in 1995 and have been or are in the process of liquidation. During the fourth quarter of 1995, loans to one of these banks, aggregating $695,000, were charged off. In addition to these two banks, at December 31, 1995 the Company had loans outstanding to Argentine borrowers aggregating $8.5 million, all of which was trade-related and performing. Through the five years ended December 31, 1994, losses associated with the Company's trade-related lending averaged less than one-half of 1% of foreign loans outstanding. Based on an assessment of all information currently available, including discussions with the Central Bank of Argentina, discussions with third parties regarding the purchase of the Company's interest in the non-accrual loans, overall loss history and cash collateral held by the Company, management believes the allowance allocated for foreign loans at December 31, 1995 to be adequate. It is possible, however, that future deterioration in the repayment capacity of Argentine or other foreign borrowers could result in additional non-performing loans and additions to the allowance for losses in amounts not determinable at this time.

The allowance allocated for domestic loans increased as a result of management's evaluation of the higher level of potential problem loans in the commercial and real estate mortgage portfolio at December 31, 1995. Management does not believe these circumstances represent deteriorating trends, but are isolated to specific borrowers.

Based on information currently available, management believes the allowance for loan losses to be adequate to absorb losses, if any, which might occur on these loans or are otherwise inherent in the loan portfolio. Factors involved in determining the level of the allowance are subject to estimates and assumptions regarding future events. At this time, management is unable to predict the amount of future adjustments to the allowance for loan losses if its estimates and assumptions are determined to be incorrect.

                                    TABLE 15
                        SUMMARY OF LOAN LOSS EXPERIENCE
                       (All Dollar Amounts in Thousands)

                                               YEAR ENDED DECEMBER 31,
                              ---------------------------------------------------
                                  1995      1994     1993      1992       1991
                                  ----      ----     ----      ----       ----
Allowance for loan
 losses at beginning
 of period                    $   9,210  $ 18,423  $ 15,243  $ 17,239  $ 17,306
                              ---------  --------  --------  --------  --------
Loans charged off:
 Real estate - construction          --        --      (796)   (4,571)   (4,093)
 Real estate - mortgage             (17)   (3,470)     (439)     (272)       --
 Commercial and financial        (1,227)   (2,949)   (2,938)   (4,839)   (8,339)
 Consumer                        (2,177)   (2,135)   (1,673)   (1,801)     (870)
 Foreign                           (743)   (6,893)   (1,389)       --      (451)
                              ---------  --------  --------  --------  --------
   Total loans charged off       (4,164)  (15,447)   (7,235)  (11,483)  (13,753)
                              ---------  --------  --------  --------  --------
Recoveries on loans
  previously charged off:
  Real estate - mortgage             27       138         6        33        4
  Commercial and financial        1,081       334       669       426      322
  Consumer                          403       714       212       126      108
  Foreign                         1,632     1,523        28         2       37
                              ---------  --------  --------  -------- --------
    Total recoveries              3,143     2,709       915       587      471
                              ---------  --------  --------  -------- --------
    Net loans charged off        (1,021)  (12,738)   (6,320)  (10,896) (13,282)
                              ---------  --------  --------  -------- --------
Additions to allowance
 charged to operating
 expense                          3,600     3,525     9,500     8,900   13,215
                              ---------  --------  --------  -------- --------
Allowance for loan
 losses at end of period      $  11,789  $  9,210  $ 18,423  $ 15,243 $ 17,239
                              =========  ========  ========  ======== ========

Average amount of
 loans outstanding
 for the year                 $ 682,252  $592,371  $583,744  $570,950 $616,094
                              =========  ========  ========  ======== ========

Ratio of net loans
 charged off to average
 loans outstanding for
 the period (1)                     .15%     2.15%     1.08%     1.91%    2.16%
                              =========  ========  ========  ======== ========


- ----------
(1)  Before deduction of allowance for loan losses.

                                    TABLE 16
                   ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                           ALLOCATED TO FOREIGN LOANS
                       (All Dollar Amounts in Thousands)


                                              Year Ended December 31,
                                --------------------------------------------------
                                  1995       1994       1993       1992      1991
                                  ----       ----       ----       ----      ----
Balance, beginning
  of year                       $   300    $ 8,000    $ 7,000    $ 6,300   $ 7,500
Provision (credit)
  for loan losses                   211     (2,330)     2,361        700      (786)
Charge offs                        (743)    (6,893)    (1,389)        --      (451)
Recoveries                        1,632      1,523         28         --        37
                                -------    -------    -------    -------   -------
Balance, end of year            $ 1,400    $   300    $ 8,000    $ 7,000   $ 6,300
                                =======    =======    =======    =======   =======


                                    TABLE 17
                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                           (In Thousands of Dollars)


                                         Amount                      Percentage of loans to total loans
                                       December 31,                              December 31,
                        -----------------------------------------    ---------------------------------
                          1995     1994     1993    1992    1991     1995   1994   1993   1992  1991
                          ----     ----     ----    ----    ----     ----   ----   ----   ----  ----
Balance Applicable to:

Domestic:

  Commercial and
   industrial           $ 4,700  $3,500  $ 5,700 $ 2,700 $ 4,400      28%   25%    28%    26%   32%
  Real estate
   construction             400     300      400   2,600   3,100      12%   11%    12%    15%   15%
  Real estate mortgage    2,100   1,500    1,600   1,500   1,700      20%   22%    24%    20%   22%
  Consumer                2,700   2,600    1,900   1,060     700      22%   24%    21%    15%   12%
  Foreign                 1,400     300    8,000   7,000   6,300      18%   18%    15%    24%   19%


  Unallocated               489   1,010      823     383   1,039     N/A   N/A    N/A    N/A   N/A
                        -------  ------  ------- -------   -----     ---   ---    ---    ---   ---
                        $11,789  $9,210  $18,423 $15,243  17,239     100%  100%   100%   100%  100%
                        =======  ======  ======= =======  ======     ===   ===    ===    ===   ===


                 ALLOWANCE FOR CREDIT LOSSES - CAPITAL FACTORS

The allowance for credit losses at Capital Factors is maintained at a level deemed adequate by management to absorb losses in the portfolio after evaluating the portfolio, current economic conditions, changes in the nature and volume of the portfolio, past loss experience and other pertinent factors. Many of these factors involve a significant degree of estimation and are subject to rapid change which may be unforeseen by management. Changes in these factors could result in material adjustments to the allowance in the near term.

The nature and composition of the accounts receivable portfolio lends itself to statistical analysis by management in assessing the adequacy of the allowance and provision for credit losses. Such statistical analysis is supplemented by specific assessment of identified problem or potential problem risks and consideration of known trends which may affect collectibility of receivables.

The accounts receivable portfolio turns over approximately seven times each year. Due to stringent charge off policies, and the frequency of this turnover, actual losses are believed to bear a direct relationship to accounts receivable purchased volume.

Set forth on Table 18 is a five year summary of key statistics used by management in evaluating the adequacy of the allowance and provision for credit losses. Set forth on Table 19 is a five year history of activity in the allowance for credit losses.

                                    TABLE 18
                       SUMMARY OF SELECTED ASSET QUALITY
                         STATISTICS OF CAPITAL FACTORS
               (Dollar Amounts in Thousands, except as indicated)

                                                    As of December 31,
                             -----------------------------------------------------------
                                 1995       1994        1993        1992        1991
                                 ----       ----        ----        ----        ----
Accounts receivable past due
 more than 60 days                 4.85%       4.69%       4.85%       6.08%       6.72%
Accounts receivable turnover
 in days                             53          53          52          55          56
Provision for credit
 losses                         $ 2,235     $ 2,235     $ 2,645     $ 3,150    $  2,550
Charge offs                     $ 1,625     $ 3,148     $ 3,385     $ 3,476    $  1,515
Allowance as a % of
 accounts receivable                .92%        .71%        .97%       1.21%       1.81%
Accounts receivable purchased
 (for the year ended in
  millions of dollars)          $ 2,001     $ 1,537     $ 1,327     $ 1,058    $    825

Charge offs as a % of accounts
 receivable purchased              0.09%       0.21%       0.26%       0.33%       0.18%

Provision for credit losses as
 a % of accounts receivable
 purchased                         0.12%       0.15%       0.20%       0.30%       0.31%





                                    TABLE 19
                        ANALYSIS OF ALLOWANCE FOR CREDIT
                            LOSSES - CAPITAL FACTORS
                           (In Thousands of Dollars)

                                                 Year Ended December 31,
                                -----------------------------------------------------
                                  1995         1994      1993      1992       1991
                                  ----         ----      ----      ----       ----
Beginning balance               $  1,774     $  2,157  $  2,175  $  2,189    $    987
Provision for credit losses        2,235        2,235     2,645     3,150       2,550
Charge offs                       (1,625)      (3,148)   (3,385)   (3,476)     (1,515)
Recoveries                           597          530       722       312         167
                                --------     --------  --------  --------    --------

Ending balance                  $  2,981     $  1,774  $  2,157  $  2,175    $  2,189
                                ========     ========  ========  ========    ========

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Capital Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CONDITION

                                                                December 31,
                                                       ------------------------------
                                                             1995               1994
                                                       ------------------------------
                                                           (In Thousands of Dollars)
Assets:
  Cash and due from banks                              $    138,903      $     91,712
  Federal funds sold                                         75,000            15,000
                                                       ------------      ------------
      Cash and cash equivalents                             213,903           106,712
                                                       ------------      ------------
  Securities held to maturity
   (Market value 1995 - $24,173
     1994 - $89,122;                                         23,496            91,031
  Securities available for sale, at market value            217,008           130,018
                                                       ------------      ------------
      Total securities                                      240,504           221,049
                                                       ------------      ------------
  Loans                                                     728,679           648,618
   Allowance for loan losses                                (11,789)           (9,210)
   Deferred fees and unearned income                         (2,636)           (2,771)
                                                       ------------      ------------
      Loans, net                                            714,254           636,637
                                                       ------------      ------------

Accounts receivable-factoring subsidiary, net               319,910           248,142
Premises and equipment, net                                  33,558            32,358
Due from customers on acceptances                            32,413            30,575
Other real estate                                             6,837            14,710
Accrued interest and other assets                            31,740            29,679
                                                       ------------      ------------
      Total assets                                     $  1,593,119      $  1,319,862
                                                       ============      ============
Liabilities and stockholders' equity:
  Deposits:
    Non-interest bearing deposits                      $    336,202      $    296,599
    Savings and money market deposits                       283,893           315,323
    Time deposits                                           418,660           264,871
                                                       ------------      ------------
      Total deposits                                      1,038,755           876,793
                                                       ------------      ------------
  Funds purchased and securities
    sold under agreements to repurchase                      86,133            87,236
  Bank acceptances outstanding                               32,413            30,575
  Due to clients-factoring subsidiary                       128,578            90,706
  Long-term debt                                            176,650           126,980
  Other liabilities                                          16,865            16,209
                                                       ------------      ------------
      Total liabilities                                   1,479,394         1,228,499
                                                       ------------      ------------
  Stockholders' equity:
    Common stock, $1 par value
     Authorized - 20,000,000 shares
     Issued - 7,453,080 in 1995;
        4,821,475 in 1994                                    7,453             4,821
    Capital surplus                                          8,151             8,216
    Retained earnings                                       98,119            83,445
    Treasury stock - 80,000 shares                              --            (1,440)
    Unrealized gain (loss) on
      securities available for sale                              2            (3,679)
                                                      ------------      ------------
      Total stockholders' equity                           113,725            91,363
                                                      ------------      ------------
      Total liabilities and
       stockholders' equity                           $  1,593,119       $ 1,319,862
                                                      ============      ============

See accompanying notes to consolidated financial statements.

Capital Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

                                                       Year Ended December 31,
                                                 -----------------------------------
                                                     1995          1994       1993
                                                 -----------------------------------
                                                   (In Thousands of Dollars Except
                                                             Per Share Data)
Interest income:
  Loans                                           $ 68,360     $ 52,634     $ 49,882
  Advances-factoring clients                        23,803       16,747       13,332
  Taxable securities                                13,095       11,687       10,541
  Tax-exempt securities                                232          293          719
  Federal funds sold and other
   short-term investments                            2,924        3,046        2,653
  Dividends and other                                  917          156          143
                                                  --------     --------     --------
   Total interest income                           109,331       84,563       77,270
                                                  --------     --------     --------
Interest expense:
  Savings and money market deposits                  7,046        6,845        7,433
  Time deposits                                     19,026       10,656        9,560
  Short-term borrowings                              4,504        3,980        3,198
  Long-term debt                                    11,176        3,633          283
                                                  --------     --------     --------
      Total interest expense                        41,752       25,114       20,474
                                                  --------     --------     --------
  Net interest income                               67,579       59,449       56,796
  Provision for loan losses                          3,600        3,525        9,500
  Provision for doubtful
    accounts-factoring subsidiary                    2,235        2,235        2,645
                                                  --------     --------     --------
  Net interest income after
    provisions                                      61,744       53,689       44,651
                                                  --------     --------     --------
Other income:
  Factoring revenues                                23,114       19,977       17,635
  Service charges on deposits                       12,609       11,757        9,436
  Fees on letters of credit                          4,237        3,961        6,420
  Securities gains, net                                 12        1,213          632
  Other operating income                             6,134        5,040        6,076
                                                  --------     --------     --------
      Total other income                            46,106       41,948       40,199
                                                  --------     --------     --------
Other expenses:
  Salaries and employee benefits                    37,964       36,641       31,709
  Occupancy expense, net                             7,424        7,548        7,059
  Other operating expenses, net                     34,900       30,270       28,945
                                                  --------     --------     --------
      Total other expenses                          80,288       74,459       67,713
                                                  --------     --------     --------
  Income before income taxes                        27,562       21,178       17,137
  Provision for income taxes                        10,461        7,974        5,368
                                                  --------     --------     --------
      Net Income                                  $ 17,101     $ 13,204     $ 11,769
                                                  ========     ========     ========

Earnings per common and common
 equivalent share:
Primary                                           $   2.25     $   1.83     $   1.64
                                                  ========     ========     ========
Fully diluted                                     $   2.20     $   1.80     $   1.61
                                                  ========     ========     ========
Cash dividends declared
  per share of common stock                       $    .33     $    .33     $    .33
                                                  ========     ========     ========

See accompanying notes to consolidated financial statements.

Capital Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                           Unrealized
                                                                        Gain (Loss) on
                                                                           Securities
                               Common   Capital    Retained   Treasury   Available for
                               Stock    Surplus    Earnings     Stock        Sale
                            ------------------------------------------------------------
                                          (In Thousands of Dollars)
                            ------------------------------------------------------------
Balance,
 January 1, 1993             $  4,677    $ 6,729   $  63,143   $     --      $     --

Net income                         --         --      11,769         --            --
Cash dividends declared
 ($.33 per share)                  --         --      (2,340)        --            --
Proceeds from exercise of
 common stock options              10         89          --         --            --
Acquisition of treasury stock      --         --          --     (1,440)           --
Unrealized gain on securities
  available for sale               --         --          --         --         2,036
                            ------------------------------------------------------------

Balance,
 December 31, 1993              4,687      6,818      72,572     (1,440)        2,036

Net income                         --          --     13,204         --            --
 Cash dividends
 declared ($.33 per share)         --          --     (2,331)        --            --
Proceeds from exercise of
 common stock options             134       1,398         --         --            --
Decrease in market value
 of securities available
 for sale                          --          --         --         --        (5,715)
                            ------------------------------------------------------------

Balance,
 December 31, 1994              4,821       8,216     83,445     (1,440)       (3,679)

Net income                         --          --     17,101         --            --
Cash dividends declared
 ($.33 per share)                  --          --     (2,427)        --            --
Effect of 3 for 2 stock
 split                          2,429      (2,429)        --         --            --
Redemption of fractional
 shares                            --          (2)        --         --            --
Proceeds from exercise
 of common stock options          203       1,694         --         --            --
Proceeds for sale of
 treasury stock                    --         672         --      1,440            --
Increase in market value of
 securities available for sale     --          --         --         --         3,681
                            ------------------------------------------------------------

Balance, December 31, 1995    $ 7,453     $ 8,151   $ 98,119      $  --         $   2
                              =======     =======   ========      =====         =====





See accompanying notes to consolidated financial statements.

Capital Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year Ended December 31,
                                     ----------------------------------------
                                          1995           1994           1993
                                     ----------------------------------------
                                               (In Thousands of Dollars)
Cash flows from operating activities:
  Net income                          $    17,101    $    13,204   $   11,769
  Adjustments to reconcile net
   income to net  cash provided
    by operating activities:
  Provision for loan losses                 3,600          3,525        9,500
  Provision for doubtful
   accounts-factoring subsidiary            2,235          2,235        2,645
  Net losses on other real estate           2,046          1,848          162
  Securities gains                            (12)        (1,213)        (632)
  Depreciation and amortization             4,173          3,756        4,583
  (Gain) Loss on sale of premises and
   equipment, net                             (66)           123        1,266
  (Increase) decrease in accrued
   interest and other assets               (4,236)        (6,296)       3,868
  Increase (decrease) in other
   liabilities                                629          2,451       (3,205)
                                       ----------     ----------    ---------
    Net cash provided by operating
     activities                            25,470         19,633       29,956
                                       ----------     ----------    ---------

Cash flows from investing activities:
  Proceeds from maturities of securities       --             --       46,006
  Proceeds from sales of securities            --             --        5,966
  Purchase of securities                       --             --      (49,374)
  Proceeds from maturities of securities
   held to maturity                        28,127         38,355           --
  Purchase of securities held to maturity (13,074)       (79,834)          --
  Proceeds from maturities of securities
   available for sale                      47,577         19,687           --
  Proceeds from sale of securities
   available for sale                          --          6,159           --
  Purchase of securities available
   for sale                               (76,083)       (33,140)          --
  Net increase in loans                   (81,725)       (95,929)        (364)
  Increase in accounts receivable-
   factoring subsidiary (net of
   due to clients)                        (36,131)       (27,137)     (30,916)
  Proceeds from sales of premises
   and equipment                              171             48        2,613
  Purchase of premises and equipment       (5,612)       (12,068)      (3,281)
  Proceeds from sales of other
   real estate                              7,334          4,957       24,684
  Improvements to other real estate          (999)          (451)      (8,114)

                                       ----------     ----------    ---------
    Net cash used in
     investing activities                (130,415)      (179,353)     (12,780)
                                       ----------     ----------    ---------





                                  (Continued)

Capital Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                     Year Ended December 31,
                                            ----------------------------------------
                                                  1995          1994          1993
                                            ----------------------------------------
                                                     (In Thousands of Dollars)

Cash flows from financing activities:
  Net increase (decrease) in deposits        $  161,962      $ (39,055)   $ (18,508)
  Net increase (decrease) in
    funds purchased and securities
    sold under agreements to
    repurchase                                   (1,103)        42,670      (57,029)
  Repayment of debt-factoring
    subsidiary                                       --        (15,000)          --
  Proceeds from issuance of
    long-term debt                               50,000        122,434           --
  Repayment of long-term debt                      (330)          (625)      (1,250)
  Cash dividends                                 (2,400)        (2,313)      (2,222)
  Proceeds from stock
    options exercised                             1,897          1,532           99
  Proceeds from sale of
    treasury stock                                2,112             --           --
  Redemption of fractional shares                    (2)            --           --
                                             ----------      ---------    ---------
    Net cash provided by (used in)
    financing activities                        212,136        109,643      (78,910)
                                             ----------      ---------    ---------
Net increase (decrease) in cash
  and cash equivalents                          107,191        (50,077)     (61,734)

Cash and cash equivalents at
  beginning of year                             106,712        156,789      218,523
                                             ----------      ---------    ---------
 Cash and cash equivalents
  at end of year                             $  213,903      $ 106,712    $ 156,789
                                             ==========      =========    =========


Supplemental disclosures:

Cash paid during the year for:
Interest                                     $   40,584      $  24,798    $  20,921
                                             ==========      =========    =========

Income taxes                                 $   10,821      $  11,000    $   1,726
                                             ==========      =========    =========
Non-cash activities:
 Securities transferred
 from held to maturity to available
 for sale                                    $   52,841      $      --    $      --
                                             ==========      =========    =========
Increase (decrease) in market
  value of securities available
  for sale, net of applicable
  taxes (credit) in  1995 -
  $2,175, 1994 - ($3,377),
  1993 - $1,203                              $    3,681      $  (5,715)   $   2,036
                                             ==========      =========    =========
Loans transferred to other
  asset categories                           $    1,104      $   3,040    $   8,856
                                             ==========      =========    =========
Loans recorded in connection
  with sales of other assets                 $      596      $     197    $  19,452
                                             ==========      =========    =========


See accompanying notes to consolidated financial statements.

Capital Bancorp and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Significant Accounting Policies:

Capital Bancorp (the "Parent Company") is a bank holding company which conducts operations principally through Capital Bank (the "Bank"), a wholly-owned subsidiary, and Capital Factors Holding, Inc., a wholly-owned subsidiary of the Bank. The Bank operates a commercial banking franchise through 28 offices located in the South Florida area. Capital Factors Holding, Inc. and its subsidiaries ("Capital Factors") provides accounts receivable factoring and asset based lending services through offices located in Ft. Lauderdale, Florida, New York, New York, Los Angeles, California and Charlotte, North Carolina.

The consolidated financial statements of Capital Bancorp and subsidiaries (the "Company") are prepared in conformity with generally accepted accounting principles and prevailing practices within the banking industry. The following is a summary of the significant accounting and reporting policies used in preparing the financial statements:

Principles of Consolidation:

The consolidated financial statements include the accounts of the Parent Company, the Bank and its subsidiaries, Capital Factors and Capital Factors Financing Trust, a special purpose trust. All significant intercompany transactions and balances have been eliminated in consolidation.

Investment Securities:

The Company's securities holdings are segregated into three separate portfolios; held to maturity, available for sale and trading. At December 31, 1995 and 1994, the Company held no trading securities.

Securities held to maturity include securities purchased with the ability and positive intent to hold to maturity. These securities are stated at historical cost adjusted for amortization of premiums and accretion of discounts. Any investment security for which there has been a value impairment deemed by management to be other than temporary is written down to its estimated market value with a charge to current operations. Gains and losses on sales of securities held to maturity are recognized using the specific identification method.

Securities which are neither classified as held to maturity nor trading securities are included in securities available for sale and are reported at market value. Any unrealized gain or loss, net of applicable income taxes, is reported as a separate addition to or reduction from stockholders' equity. Gains and losses arising from the sale of securities available for sale are recognized based on the specific identification method and included in results of operations.

Loans:

Interest on loans is generally recognized based upon the principal amount outstanding. Loans are placed on non-accrual status when management deems that collectibility of interest is doubtful. Generally, loans that are more than 90 days past due are placed on non-accrual status unless they are well secured and in the process of collection. Interest subsequently collected on loans which have been placed on non-accrual status is generally applied against principal. Loans are charged off when a loss is deemed probable.

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118 "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure," as of January 1, 1995. This Statement requires that impairment of loans be measured by comparing the recorded amount of the loan to the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Small balance, homogenous loans, comprised primarily of the Company's consumer loans, are collectively evaluated for impairment. In determining when a loan is impaired, management primarily considers current events and conditions, including the borrower's or guarantor's (if applicable) operating performance and capacity to repay the loan and realizable collateral values. The determination of impairment is done on a loan by loan basis and involves significant judgement and estimation, and final outcomes may differ from such estimates. Impaired loans may be accruing or nonaccruing based on current and projected performance in relation to the specific terms of the loan. Adoption of SFAS No. 114, as amended by SFAS No. 118, did not affect the Company's policies on non-accrual loans or income recognition.

Allowance for Loan Losses:

The allowance for loan losses is maintained at a level deemed adequate by management to absorb potential loan losses in the portfolio after evaluating the loan portfolio, current economic conditions, changes in the nature and the volume of the portfolio, past loan loss experience and other pertinent factors. Many of these factors involve a significant degree of estimation and are subject to rapid change which may be unforeseen by management. Changes in these factors could result in material adjustments to the allowance.

The allowance is increased by provisions charged to current operations and recoveries of amounts previously charged off, and is reduced by current charge offs. Included in the allowance are amounts for impaired loans required by SFAS No. 114 as discussed above. The adoption of SFAS No. 114 as of January 1, 1995 did not impact the level of the overall allowance or the Company's policies regarding charge offs or recoveries.

Accounts Receivable-Factoring Subsidiary:

The allowance for doubtful accounts is maintained at a level deemed adequate by management to absorb losses on receivables and advances after evaluating the portfolio, current economic conditions, changes in the nature and volume of the portfolio, past loss experience and other pertinent factors. Many of these factors involve a significant degree of estimation and are subject to rapid change which may be unforeseen by management. Changes in these factors could result in material changes to the allowance in the near term. Accounts receivable which are past due are charged off unless, in the opinion of management, collection is likely from the customer, client or collateral realization, if any.

Interest income on advances to factoring clients is generally recorded as earned in accordance with the related agreements with clients. Advances are placed on non-accrual status when the advance balance and interest receivable exceed the estimated value of the underlying collateral or receivables. Factoring fees are recognized generally at the time of purchase of accounts receivable due to the nature of the relationship with the factoring client and the relatively short term nature of accounts receivable purchased.

Premises and Equipment:

Premises and equipment are carried at cost less accumulated depreciation and amortization computed generally on a straight-line basis over the estimated useful lives of the assets or lease terms.

Other Real Estate:

Other real estate owned is carried at the lower of cost or fair value less estimated costs to sell the asset and includes property acquired through foreclosure. Any writedowns deemed necessary to adjust the asset to fair value less estimated costs to sell the asset are charged to the allowance for loan losses at the date of acquisition. Expenses incurred in connection with the maintenance and operation of such assets, writedowns subsequent to acquisition and gains and losses upon sale are included in current operations as a component of other operating expenses. Costs incurred for major improvements or costs which increase the value of these assets are capitalized. Determination of fair value of other real estate involves a significant degree of estimation and is subject to changes that may be unforeseen by management.

Retirement Plans and Other Postemployment Benefits:

Costs of the retirement plans are actually determined by the projected unit credit cost method. The plans provide for no past service credits.

The Company has no material postemployment obligations.

Income Taxes:

There are two components of income tax provision, current and deferred.

Current income tax provisions approximate taxes to be paid or refunded for the applicable period.

Balance sheet amounts of deferred taxes are recognized on the temporary differences between the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements. Deferred tax expense or benefit is then recognized for the change in deferred tax liabilities or assets between periods.

Recognition of deferred tax balance sheet amounts is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences, tax operating loss carryforwards, and tax credits will be realized. A valuation allowance is recorded for those deferred tax items for which it is more likely than not that realization will not occur.

The Company files consolidated income tax returns. The subsidiaries provide for income taxes on a separate return basis and remit to the Parent Company amounts determined to be currently payable.

Per Share Data:

Primary per share amounts are computed based upon the average number of common and common equivalent shares outstanding, assuming proceeds from the assumed exercise of options were used to purchase common shares outstanding at the average market value during each period, unless such exercise is anti-dilutive. Fully diluted earnings per share assumes that the proceeds were used to purchase common shares outstanding at the higher of market value per share as of the end of each period or the average market value during each period, unless such exercise is anti-dilutive. Prior to the listing of the Company's common stock on the Nasdaq National Market in July 1995, market value was estimated based on factors including the Company's financial condition and operating results, and price/earnings and price to book value multiples of selected publicly traded banking companies. Per share and average share information for prior periods have been retroactively restated for the 3-for-2 stock split in the form of a 50% stock dividend which was effective June 22, 1995.

Statements of Cash Flows:

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest bearing deposits with banks, Federal funds sold and other short-term investments with maturities of 90 days or less.

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification:

Certain amounts in prior periods have been reclassified to conform with 1995 presentations.

New Accounting Pronouncements:

In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," which is effective for fiscal years that begin after December 15, 1995. This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The unrecoverable amount should be recognized as an impairment loss. This Statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. Adoption of this Statement is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

In October 1995 the FASB issued SFAS No. 123, "Accounting for Stock Based Compensation." This statement requires certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them, defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for stock based compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and, if presented, earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. Management is in the process of evaluating the impact of SFAS No. 123.

(2)  Restrictions on Cash and Due from Bank Accounts:

The Bank is required to maintain average balances in the form of vault cash or deposits with the Federal Reserve Bank of Atlanta pursuant to Federal Reserve Bank regulations. The average amount of these reserves for the years ended December 31, 1995 and December 31, 1994 was $37.7 million and $34.1 million, respectively.

CF Funding Corp., a wholly-owned subsidiary of Capital Factors, is required to maintain cash collateral accounts at Bankers Trust Company, the trustee, pursuant to the terms of certain debt instruments. Such cash collateral amounted to $16.2 million and $4.7 million at December 31, 1995 and December 31, 1994. See Note 10.

(3)  Securities:

On October 18, 1995, the Financial Accounting Standards Board announced that it was suspending the transfer provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," during the period of November 15, 1995 through December 31, 1995. During this period companies were allowed to redesignate their Held to Maturity or Available for Sale securities without tainting the other holdings in the portfolio. On December 29, 1995 $52.8 million of securities held to maturity with aggregate unrealized gains of $906,000 were transferred to securities available for sale.

The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and estimated market value for each category of securities (000s omitted) in the held to maturity and available for sale portfolios:

Securities Held to Maturity:

                                             December 31, 1995
                               -------------------------------------------
                                              Gross        Gross
                                Amortized   Unrealized  Unrealized   Market
                                  Cost        Gains       Losses     Value
                               ----------  ----------   ----------   ------
U.S. Treasury and
  government
  agency securities             $ 16,016    $   223      $    --    $ 16,239
Securities of states
  and political
  subdivisions                     3,090        454           --       3,544
Obligations of foreign
  government                       4,025         --           --       4,025
Other debt securities                315         --           --         315
                                --------    -------      -------    --------
    Total debt securities         23,446        677           --      24,123

Equity securities                     50         --           --          50
                                --------    -------      -------    --------
    Total securities
     - held to
     maturity                   $ 23,496    $   677      $    --    $ 24,173
                                ========    =======      =======    ========


                                             December 31, 1994
                               -------------------------------------------
                                              Gross        Gross
                                Amortized   Unrealized  Unrealized   Market
                                  Cost        Gains       Losses     Value
                               ----------  ----------   ----------   ------
U.S. Treasury and
  government
  agency securities             $ 82,649    $    58      $ 2,270    $ 80,437
Securities of states
  and political
  subdivisions                     3,771        315           12       4,074
Obligations of foreign
  government                       4,025         --           --       4,025
Other debt securities                536         --           --         536
                                --------    -------      -------    --------
    Total debt securities         90,981        373        2,282      89,072

Equity securities                     50         --           --          50
                                --------    -------      -------    --------
    Total securities
     - held to
     maturity                   $ 91,031    $   373      $ 2,282    $ 89,122
                                ========    =======      =======    ========

Securities Available for Sale:

                                             December 31, 1995
                               -------------------------------------------
                                              Gross        Gross
                                Amortized   Unrealized  Unrealized   Market
                                  Cost        Gains       Losses     Value
                               ----------  ----------   ----------   ------
U.S. Treasury and
  government
  agency securities             $210,887   $  2,095     $    128   $ 212,854
Obligations of U.S.
  corporations                     1,000         17           --       1,017
Obligations of
  foreign
  governments                      5,118         17        1,998       3,137
                                --------   --------     --------   ---------

Total securities -
  available
  for sale                      $217,005   $  2,129     $  2,126   $ 217,008
                                ========   ========     ========   =========


                                             December 31, 1994
                               -------------------------------------------
                                              Gross        Gross
                                Amortized   Unrealized  Unrealized   Market
                                  Cost        Gains       Losses     Value
                               ----------  ----------   ----------   ------
U.S. Treasury and
  government
  agency securities             $124,753   $     79     $  3,417   $ 121,415
Obligations of U.S.
  corporations                     6,000         59           --       6,059
Obligations of
  foreign
  governments                      5,118         13        2,587       2,544
                                --------    -------     --------   ---------

Total securities -
  available
  for sale                      $135,871    $   151     $  6,004   $ 130,018
                                ========    =======     ========   =========

The following table presents the amortized cost and market value for debt securities in each maturity category (000's omitted) in the held to maturity and available for sale portfolios. For purposes of this disclosure, debt securities which do not have a single maturity date have been included according to their final maturity date.


                                              December 31, 1995
                                          ----------------------------
                                          Amortized Cost  Market Value
                                          --------------  ------------
Debt securities held to maturity:

One year or less                             $    250        $    259

One to five years                              15,415          15,663

Five to ten years                               7,781           8,201
                                             --------        --------
Total debt securities
  held to maturity                           $ 23,446        $ 24,123
                                             ========        ========

                                              December 31, 1995
                                          ----------------------------
                                          Amortized Cost  Market Value
                                          --------------  ------------
Debt securities available
  for sale:

One year or less                             $ 68,313        $ 68,558

One to five years                             102,995         104,189

Five to ten years                              17,327          17,529

More than ten years                            28,370          26,732
                                             --------        --------

Total debt securities
  available for sale                         $217,005        $217,008
                                             ========        ========

Sales of debt securities resulted in proceeds, gross realized gains and gross realized losses as follows (000's omitted):

                                      Year Ended December 31,
                                      -----------------------

                                      1995      1994     1993
                                      ----      ----     ----
Proceeds from sales
  of debt securities                 $   --    $6,159   $2,580
                                     ======    ======   ======

Gross realized gains                 $   --    $1,213   $   51
                                     ======    ======   ======

Gross realized losses                $   --    $   --   $   --
                                     ======    ======   ======

The Company did not own investment securities of any issuer, except U.S. Treasury and government agency obligations, for which the aggregate book value exceeded 10% of stockholders' equity at December 31, 1995 or 1994. Securities pledged to secure public funds on deposit or sold under agreements to repurchase amounted to approximately $134.7 million and $127.1 million at December 31, 1995 and 1994, respectively.

4)  Loans:

Major classifications of loans are as follows (000s omitted):

                                            December 31,
                                      -----------------------
                                        1995           1994
                                      -----------------------
Commercial and industrial             $207,357       $163,893
Foreign                                127,623        115,316
Consumer                               159,461        150,682
Real estate:
  Construction                          84,402         70,049
  Mortgage                             147,082        145,119
Other                                    2,754          3,559
                                      --------       --------
  Total                               $728,679       $648,618
                                      ========       ========


At December 31, 1995 and 1994 there were approximately $6.9 million and $6.4 million, respectively, in loans categorized as non-accrual. Interest income that would have been recorded under the original terms of these loans had they not been on non-accrual status was $372,000 and $454,000 for 1995 and 1994, respectively. Interest income that was recorded on these loans during 1995 and 1994 amounted to $248,000 and $453,000, respectively.

At December 31, 1995, the recorded investment in loans that was considered impaired under SFAS No. 114 was $7.8 million. Measurement for impairment of $6.8 million of these loans was based on the present value of projected cash flows, and the remainder was measured based on the estimated value of collateral. These loans required a SFAS No. 114 reserve for possible credit losses of $1.8 million which is included within the overall allowance for loan losses. The average recorded investment in impaired loans during the year ended December 31, 1995 was $5.8 million. For the year ended December 31, 1995, the Company recognized interest income on these loans of $523,000, all of which related to accrual basis loans.

Included in real estate construction loans at December 31, 1995 and 1994 are $17.4 million and $20.4 million, respectively, of tax-exempt loans, which are also considered industrial development bonds and are subject to the provisions of SFAS No. 115. Based upon the guidelines of SFAS No. 115 and management's analysis, these loans are classified as held to maturity and reported at
historical cost.   Included in interest income on loans are amounts exempt from
Federal income taxes totaling, $2,062,000, $2,747,000 and $2,806,000 for years ended December 31, 1995, 1994 and 1993, respectively.

The majority of the Bank's domestic lending activities are conducted with customers located in the South Florida region. Commercial loans are primarily extended to small and mid-sized corporate borrowers in service and manufacturing related industries. Mortgage loans are primarily non-residential and are generally made for terms not exceeding five to seven years. In addition to the real estate construction and mortgage loans above, the Bank had outstanding consumer loans secured by real estate amounting to $9.3 million at December 31, 1995 and 1994.

(5)  Allowance for Loan Losses:

Changes in the allowance for loan losses are as follows (000's omitted):

                                      Year Ended December 31,
                                 -------------------------------
                                   1995        1994        1993
                                 -------------------------------
Balance, beginning of year       $ 9,210     $18,423     $15,243
Provision for loan losses          3,600       3,525       9,500
Loans charged off                 (4,164)    (15,447)     (7,235)
Recoveries                         3,143       2,709         915
                                 -------     -------     -------
Balance, end of year             $11,789     $ 9,210     $18,423
                                 =======     =======     =======

(6)  Accounts Receivable-Factoring Subsidiary:

Accounts receivable-factoring subsidiary are summarized as follows (000s omitted):

                                               December 31,
                                      -----------------------------
                                         1995                1994
                                      -----------------------------
  Accounts receivable                  $322,891            $249,916
  Allowance for doubtful accounts        (2,981)             (1,774)
                                       --------            --------
  Accounts receivable, net             $319,910            $248,142
                                       ========            ========

Capital Factors purchases receivables primarily from clients which include manufacturers, importers, wholesalers and distributors in apparel and textile-related industries and, to a lesser extent, clients in consumer goods-related industries such as plastics, video game cartridges, paper and services. Receivables purchased are due from clients' customers geographically located throughout the United States, principally retailers, manufacturers and distributors.

Included in accounts receivable at December 31, 1995 and 1994, respectively, were $69.6 million and $37.8 million purchased with recourse to the clients.

Advances made to clients prior to the contractual payment date for accounts receivable purchased, net of client interest bearing credit balances, amounted to $194.3 million and $159.2 million at December 31, 1995 and 1994, respectively. Advances categorized as non-accrual amounted to $2.2 million at December 31, 1995 and $739,000 at December 31, 1994.

Changes in the allowance for doubtful accounts relating to accounts receivable-factoring subsidiary are as follows (000s omitted):

                                             Year Ended December 31,
                                      -------------------------------
                                        1995         1994        1993
                                      -------------------------------
  Balance, beginning of year          $ 1,774      $ 2,157     $ 2,175
  Provision for doubtful accounts       2,235        2,235       2,645
  Accounts receivable charged off      (1,625)      (3,148)     (3,385)
  Recoveries                              597          530         722
                                      -------      -------     -------
  Balance, end of year                $ 2,981      $ 1,774     $ 2,157
                                      =======      =======     =======

(7)  Premises and Equipment:

Premises and equipment are as follows (000s omitted):

                                               December 31,
                                      ----------------------------
                                         1995                1994
                                      ----------------------------
Land and buildings                     $24,675             $24,461
Furniture and equipment                 24,123              22,590
Leasehold improvements                  11,982              11,163
                                       -------             -------
                                        60,780              58,214
Less accumulated depreciation
  and amortization                     (27,222)            (25,856)
                                       -------             -------
Premises and equipment, net            $33,558             $32,358
                                       =======             =======

(8)  Deposits:

Time certificates of deposit in denominations of $100,000 or more totaled approximately $168 million or 16% of total deposits at December 31, 1995 compared to $114 million or 13% of total deposits at December 31, 1994.

(9)  Income Taxes:

The components of income tax expense are as follows (000s omitted):

                                            Year Ended December 31,
                                    ---------------------------------
                                       1995         1994        1993
                                       ----         ----        ----
  Current:
    Federal                         $ 10,929      $ 5,420     $ 5,654
    State and foreign                  1,525        1,759       1,584
                                     -------      -------     -------
     Total current                    12,454        7,179       7,238
                                     -------      -------     -------
  Deferred expense (credit):
    Federal                           (1,751)         697      (1,597)
    State                               (242)          98        (273)
                                     -------      -------     -------
     Total deferred                   (1,993)         795      (1,870)
                                     -------      -------     -------
  Total income tax expense           $10,461      $ 7,974     $ 5,368
                                     =======      =======     =======

The tax effects of temporary differences that result in deferred tax assets and deferred tax liabilities, which are included in accrued interest and other assets in the Company's consolidated statement of condition, are as follows (000s omitted):


                                               December 31,     December 31,
                                                   1995            1994
                                               -----------------------------
  Deferred tax assets:
    Excess of book allowance
     for loan losses over tax                     $ 5,697        $ 4,237
    Unrealized loss on sale of securities
     available for sale                                --          2,174
    Other real estate loss provisions               1,710          1,954
    Depreciation                                      991            992
    Loan fee income                                   866            807
    Capital losses                                    339            598
    Pension costs                                     233            203
    Other                                             823            480
                                                  -------        -------
    Gross deferred tax assets                      10,659         11,445
                                                  -------        -------
  Deferred tax liabilities:
    Accretion of municipal securities                  70            128
    Other                                             199            486
                                                  -------         ------
    Gross deferred tax liabilities                    269            614
                                                  -------        -------

    Valuation allowance                             1,286          1,545
                                                  -------        -------

      Net deferred tax assets                     $ 9,104        $ 9,286
                                                  =======        =======

The valuation allowance decreased by $259,000 primarily due to the utilization of capital loss carry forwards.

The following is a reconciliation of the expected tax rate (statutory) to the actual tax rate (000s omitted):

                                          Year Ended December 31,
                            --------------------------------------------------
                                  1995            1994           1993
                            --------------------------------------------------
Tax at statutory rate       $ 9,647  35.0%   $7,412   35.0%   $5,998   35.0%
State taxes                     868   3.2     1,206    5.7       766    4.5
Tax exempt interest            (761) (2.8)   (1,021)  (4.8)   (1,163)  (6.8)
Other                           707   2.6       377    1.8      (233)  (1.4)
                            --------------------------------------------------
    Total                   $10,461  38.0%   $7,974   37.7%   $5,368   31.3%
                            ==================================================

Income tax returns filed by the Company or its subsidiaries are subject to review by federal or state tax authorities, as applicable. Currently, the Internal Revenue service is reviewing the consolidated federal income tax returns for the years 1989 through 1992. Although such reviews may result in increases in the Company's income tax provisions and related liabilities, management does not believe the results of these reviews will have a material impact on the consolidated financial statements.

(10)  Long-Term Debt:

Components of long-term debt are as follows (000s omitted):

                                               December 31,
                                        -------------------------

                                           1995           1994
                                           ----           ----
Variable Rate Asset Backed
  Certificates Series 1994-1             $100,000       $100,000

Variable Rate Asset Backed
  Certificates Series 1994-2               25,000         25,000

Variable Rate Asset Backed
 Certificate Series 1995                   50,000             --

Other long-term debt                        1,650          1,980
                                         --------       --------

                                         $176,650       $126,980
                                         ========       ========

In June, 1994, December, 1994 and July, 1995, Capital Factors Financing Trust issued $100,000,000, $25,000,000 and $50,000,000, respectively, of Variable
Rate Asset Backed Certificates ("senior certificates") with maturity dates of December 1999, June 2000 and January 2001. The senior certificates bear an interest rate of LIBOR plus 1.25% before transaction costs (approximately 7.19% at December 31, 1995, excluding transaction costs of 0.37%). The interest rate on December 31, 1995 was 7.1875%. Interest is payable monthly. The senior certificates are secured by interest earning advances which totaled $199.0 million at December 31, 1995. Capital Factors services and administers these advances and related receivables under an agreement entered into by and among Bankers Trust Company as Trustee, CF Funding Corp. and Capital Factors. The senior certificates may not be redeemed prior to maturity, and are subject to acceleration if certain collateral requirements are not maintained.
Deferred issuance costs of $2.6 million are being amortized over the terms of the related series. In addition, in March 1996, Capital Factors entered into a revolving credit facility with an unaffiliated bank for $40 million, the funding of which is subject to certain conditions which have not yet been fulfilled.

Other long-term debt includes an unsecured term loan amounting to $1,650,000 and $1,980,000 at December 31, 1995 and 1994, payable to an affiliate of a principal shareholder.

(11) Stock Option Plan:

In 1992, the Company adopted a stock option plan to replace the previous plan which was adopted in 1982. No additional shares may be granted under the 1982 plan. Under the 1992 plan, options for the purchase of a maximum of 1,469,002 shares, as adjusted for stock splits, may be granted to certain key employees and directors at not less than the fair market value of such shares on the date of grant. Options granted are immediately exercisable and generally terminate five years from date of grant. The plan also provides for the granting of stock appreciation rights, none of which is outstanding.

Stock option activity (adjusted for stock split) in the plans is summarized as follows:

                                              Stock Options
- -----------------------------------------------------------------------------------
                                   Available                         Option Price
                                   For Grant     Outstanding          Per Share
                                   ---------     -----------         ------------
Balance, January 1, 1993           2,071,128       747,123       $  6.17  -  $ 9.72
Granted                             (652,125)      652,125          9.67  -   13.20
Exercised                                 --       (15,333)         6.17  -    7.17
Cancelled                             37,200      (139,708)         6.17  -    9.67
- --------------------------------------------------------------

Balance, December 31, 1993         1,456,203     1,244,207       $  6.17  -  $13.20
Granted                             (486,225)      486,225         14.67  -   16.13
Exercised                                 --      (201,285)         6.17  -   12.00
Cancelled                                 --       (77,378)         6.17  -   12.00
- -------------------------------------------------------------

Balance, December 31, 1994           969,978     1,451,769       $  6.17  -  $16.13
Granted                               (7,500)        7,500                    14.67
Exercised                                 --      (220,976)         6.17  -   14.67
Cancelled                            119,704      (139,093)         6.17  -   16.13
- -------------------------------------------------------------
Balance, December 31, 1995         1,082,182     1,099,200       $  6.40  -  $16.13

=============================================================

(12) Retirement Plans:

The Company sponsors a non-contributory defined benefit pension plan (the "Plan") covering all employees meeting certain eligibility requirements. The benefits are based on years of service and the employee's compensation for the five consecutive years during the last ten years of service that produce the highest average salary. The Plan provides for accumulation of full benefits equal to 1.2% of eligible compensation for each year of service up to 25 years. Full vesting will occur after completion of seven years of service. The Company's funding policy is to contribute annually the maximum amount that can be deducted for Federal income tax purposes.

The following items are components of the net periodic pension cost:

                                                       December 31,
                                         -------------------------------------
                                              1995         1994         1993
                                         -------------------------------------
Service cost-benefits earned
  during the year                         $  700,348      $704,851    $554,156
Interest cost-projected benefit
  obligation                                 525,785       370,261     307,955
Actual return on plan assets              (1,403,127)     (102,875)   (390,959)

Net amortization and deferral              1,384,221      (300,215)         91
                                          ----------      --------    --------
   Net periodic pension cost              $1,207,227      $672,022    $471,243
                                          ==========      ========    ========

The funded status of the plan is shown in the table below:

                                                    December 31,
                                          -----------------------------
                                             1995               1994
                                          -----------------------------
Plan assets at fair value                 $7,176,298         $5,464,072

Projected benefit obligation for
  services rendered                       (8,635,263)        (6,271,120)
                                          ----------         ----------

Plan assets less than projected
  benefit obligation                      (1,458,965)          (807,048)

Unrecognized prior service cost              407,424            112,193

Unrecognized net loss                        336,923            642,231

Adjustment to recognize minimum
  required liability                              --           (522,530)
                                          ----------         ----------
Accrued pension cost                      $ (714,618)        $ (575,154)
                                          ==========         ==========

At December 31, 1995 and 1994, the Plan's assets consisted primarily of corporate obligations, equity securities, mutual funds, U.S. Government securities and other cash equivalents.

The accumulated benefit obligation at December 31, 1995 and 1994 was approximately $7,097,000 and $6,039,000, respectively. Included in these amounts were vested benefits of approximately $6,454,000 and $5,422,000 at December 31, 1995 and 1994, respectively.

The assumed weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.00% in 1995 and 1994. The assumed expected long-term rate of return on assets was 8.50% in 1995 and 1994. The assumed rate of salary progression was 5.50% in 1995 and 1994.

The Company sponsored a supplemental retirement plan ("supplemental plan") for key executive officers from 1985 until 1994. The supplemental plan covered three participants, including the former chairman and chief executive officer and two individuals who were also executive officers and directors. In 1993, one participant resigned from the Company and received a lump sum payout of approximately $106,000. In 1994, the remaining two participants, including the former chairman and chief executive officer, resigned from the Company and received lump sum payouts of approximately $2,066,000 and $259,000, respectively. The net periodic cost associated with the supplemental plan amounted to $1.4 million and $140,000 in 1994 and 1993, respectively, and is included in salaries and employee benefits in the accompanying statements of income.

(13)  Related Party Transactions:

The Bank has granted loans to executive officers and directors of the Parent Company, the Bank and their affiliated entities. Related party loans are made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $8,951,000 and $4,221,000 at December 31, 1995 and 1994, respectively. During 1995, $14,021,000 of new loans were made and repayments totaled $9,291,000.

Included in long-term debt is a term loan with an aggregate outstanding principal balance of $1,650,000 and $1,980,000 at December 31, 1995 and 1994, respectively, payable to a lender affiliated with a stockholder of the Company.

The Bank leases real estate for several of its branches from the Chairman of the Board, members of his immediate family or lessors affiliated with these individuals. Rentals paid on these leases aggregated approximately $199,000, $406,000 and $722,000 for 1995, 1994 and 1993, respectively.

During 1994, the Bank purchased the building housing its operations center, a branch and other Bank offices from the former chairman and chief executive officer of the Company and a business associate. The purchase price of $4.5 million approximated the appraised value of the building.

(14)  Lines of Business:

The Company conducts commercial banking and factoring activities through its subsidiaries. See Table 8 in Item 7 hereof for certain information regarding these business segments. Also, set forth below is certain information regarding the Company's domestic and foreign activities.

The Company provides banking services in various parts of the world through the International Division of the Bank. The Company considers assets and revenues as associated with foreign banking operations on the basis of the country of domicile of the customer.

The Company treats foreign activities as separate lending and deposit placement activities to which most revenues, costs and expenses can be directly attributed. Rates used to determine charges or credits for funds used or generated by domestic and foreign operations are based on actual external costs during the period for selected interest bearing sources of funds. Indirect expenses are allocated through the use of internal estimates, certain direct costs and other pertinent factors.

A summary of the Company's domestic and foreign assets and liabilities at December 31, 1995 and 1994, and selected income data for the last three years follows (000s omitted):

                                                     December 31,
                                              ------------------------
                                                 1995          1994
                                              ------------------------
Domestic assets                               $1,428,100    $1,168,518
Foreign assets                                   165,019       151,344
                                              ----------    ----------
  Total                                       $1,593,119    $1,319,862
                                              ==========    ==========

Domestic liabilities                          $1,279,518    $1,064,966
Foreign liabilities                              199,876       163,533
                                              ----------    ----------
  Total                                       $1,479,394    $1,228,499
                                              ==========    ==========

                                             Year ended December 31,
                                      -----------------------------------
                                        1995           1994        1993
                                      -----------------------------------
Total foreign operating income        $14,396        $11,692      $15,031
                                      =======        =======      =======
Foreign income before income taxes    $ 4,303        $ 4,852      $ 5,187
                                      =======        =======      =======
Net foreign income                    $ 2,709        $ 3,105      $ 3,320
                                      =======        =======      =======

The Company's foreign activities primarily involve customers throughout Central and South America but do not include any individual country or geographic area that is significant in relation to consolidated activities.

(15)  Restrictions on Subsidiary Dividends, Loans or Advances:

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Parent Company in the form of cash dividends. Restrictions on the payment of dividends are established by Florida statutes. At periodic intervals, State or Federal regulatory agencies routinely examine the Parent Company and the Bank as part of their legally prescribed oversight of the banking industry and may establish dividend restrictions at levels more stringent than statutory guidelines. At December 31, 1995, approximately $23.5 million of the Bank's retained earnings (included in consolidated retained earnings) were available for payment of dividends to the Parent Company without prior regulatory approval.

Restrictions also exist regarding the ability of the Bank to transfer funds to the Parent Company in the form of loans or advances. At December 31, 1995 the maximum amount available for loans from the Bank to the Parent Company approximated 10% of consolidated stockholders' equity. The Bank did not have any loans outstanding to the Parent Company as of December 31, 1995.

(16)  Lease Commitments:

The Company leases certain land, premises and other equipment under non-cancelable operating leases that expire at various dates through 2076. Certain of these leases are renewable and contain provisions for periodic increases in rent.

Rental expense was approximately $3,972,000, $3,935,000 and $4,209,000, for 1995, 1994 and 1993, respectively. Future minimum lease payments under these leases are as follows (000s omitted):

           Year                 Amount
           ----                 ------
           1996                $ 4,440
           1997                  3,777
           1998                  2,149
           1999                  1,840
           2000                  1,249
           Thereafter            8,989
                               -------
           Total               $22,444
                               =======

(17)  Legal Matters:

The Company and certain of its present and former directors and executive officers are defendants in two lawsuits, one of which is a derivative suit. Such suits allege that certain of the defendants engaged in a number of allegedly improper and illegal activities. No monetary relief is sought from the Company other than costs in the derivative action. The Company does not believe that the outcome of the foregoing litigation will have a material adverse impact on the consolidated financial condition, results of operations or liquidity of the Company.

Various other legal actions and proceedings are pending or are threatened against the Company and its subsidiaries, some of which seek relief or damages in amounts that are substantial. Unlike the aforementioned matters, however, these actions or proceedings arose in the ordinary course of business. Due to the complex nature of some of these matters, it may be a number of years before they are ultimately resolved. After consultation with legal counsel, management believes the aggregate liability, if any, resulting from such pending or threatened actions and proceedings will not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

(18)  Off-Balance Sheet Risk:

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

Credit losses may be incurred when one of the parties fails to perform in accordance with the terms of the contract. The Company's exposure to credit loss is represented by the contractual amount of the commitments to extend credit, commercial letters of credit and standby letters of credit. This is the maximum potential loss of principal in the event the commitment is drawn upon and the counterparty defaults. In addition, the measurement of the risks associated with these financial instruments is meaningful only when all related and offsetting transactions are considered.

Commitments to extend credit are legally binding agreements to lend money at predetermined interest rates for a specific period of time. The exposure to loss is minimized by maintaining specific credit standards and by requiring the borrower to comply with certain terms and conditions prior to the disbursement of funds. Collateral is obtained when deemed necessary and may include, but is not limited to cash, accounts receivable, inventory, equipment, real estate, or other property. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent the total amount of future outlays. The Company had commitments to fund loans of approximately $146.1 million at December 31, 1995.

Commercial letters of credit are issued to facilitate certain trade transactions. The risks associated with these transactions are reduced since the contracts are generally for a short commitment period. Collateral is obtained when deemed necessary and may include, but is not limited to, cash, merchandise or other property. The Company had outstanding commercial letters of credit of $79.0 million at December 31, 1995.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The Company issues standby letters of credit to ensure contract performance or assure payment by its customers. The risk involved in issuing standby letters of credit is the same as the credit risk involved in extending loan facilities to customers and they are subject to the same credit approvals and monitoring procedures. Collateral is obtained when deemed necessary and generally consists of time deposits with the Bank. The Company had $13.8 million of outstanding standby letters of credit at December 31, 1995.

(19)  Supplemental Information - Consolidated Statements of Operations:

Included in other operating income for each of the three years ended December 31, 1995 were the following components, which individually amounted to more than 1% of gross revenues (000s omitted) during any one of the respective years:

                                            Year Ended December 31,
                                        -------------------------------
                                         1995        1994        1993
                                        -------------------------------
Real estate participations              $  549      $1,159       $2,577
Other-less than 1% of
  gross revenues                         5,585       3,881        3,499
                                        ------      ------       ------
   Total other operating income         $6,134      $5,040       $6,076
                                        ======      ======       ======

Included in net other operating expenses for each of the three years ended December 31, 1995 were the following components, which individually amounted to more than 1% of gross revenues (000s omitted) during any one of the respective years:


                                             Year Ended December 31,
                                         ------------------------------
                                         1995        1994        1993
                                         ------------------------------
Furniture and equipment expense          $3,712     $3,486       $3,361
Overdraft charge offs                     3,480        996          167
Data processing                           3,132      3,352        2,996
Legal expense                             2,980      2,622        3,019
Operating costs and writedowns of
  other real estate, net                  2,929      2,954        3,208
Advertising and marketing                 2,306      1,496        1,191
Other losses                              2,021      1,201        1,816
Insurance                                 1,665      2,789        2,977
Stationery and supplies                   1,590      1,162        1,117
Telecommunications                        1,510      1,406          975
Other-less than 1% of gross revenues      9,575      8,806        8,118
                                        -------    -------      -------
  Total other operating expenses, net   $34,900    $30,270      $28,945
                                        =======    =======      =======

(20)  Parent Company Financial Information:

Condensed financial information for Capital Bancorp (Parent Company only) is as follows (000s omitted):

STATEMENTS OF CONDITION

                                                      December 31,
                                           -------------------------------
                                               1995                1994
                                           -------------------------------
Assets:
  Cash and short-term investments           $  6,285             $  3,669
  Investment in Capital Bank                 109,520               90,148
  Other assets                                   498                  277
                                            --------             --------
     Total assets                           $116,303             $ 94,094
                                            ========             ========

Liabilities and Stockholders' equity:
  Long-term debt                            $  1,650             $  1,980
  Other liabilities                              928                  751
                                            --------             --------
     Total liabilities                         2,578                2,731
  Stockholders' equity                       113,725               91,363
                                            --------             --------
     Total liabilities and
      stockholders' equity                  $116,303             $ 94,094
                                            ========             ========

STATEMENTS OF INCOME

                                               Year Ended December 31,
                                         ----------------------------------
                                           1995          1994        1993
                                         ----------------------------------
Income:
  Dividends from Bank subsidiary         $  4,400      $ 4,400      $ 3,200
  Management fees from Bank
    subsidiary                                266          456          456
  Other                                       216           61           30
                                         --------      --------    --------
     Total income                           4,882        4,917        3,686
                                         --------      --------    --------

Expenses:
  Salaries and employee benefits              166          420          405
  Interest expense                            159          194          284
  Other expenses                            1,518          533          786
                                         --------      --------    --------
     Total expenses                         1,843        1,147        1,475
                                         --------      --------    --------

  Income before income taxes and
   equity in undistributed income
   of subsidiary                            3,039         3,770       2,211
  Credit for income taxes                     493           228         205
                                         --------      --------    --------

  Income before equity in
    undistributed income
    of subsidiary                           3,532         3,998       2,416

Equity in undistributed income of
  subsidiary Bank:                         13,569         9,206       9,353

                                         --------      --------    --------
     Net income                          $ 17,101      $ 13,204    $ 11,769
                                         ========      ========    ========

STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31,
                                            -----------------------------------
                                               1995        1994          1993
                                            -----------------------------------
Cash flows from operating activities:
  Net income                                 $17,101      $13,204      $11,769
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
     Depreciation and amortization                 9            9            9
     Undistributed income of subsidiary      (13,569)      (9,206)      (9,353)
     (Increase) decrease in other assets        (220)         (43)         219
     Increase (decrease) in other
       liabilities                               159         (184)         125
                                             -------      -------      -------

     Net cash provided by operating
       activities                              3,480        3,780        2,769
                                             -------      -------      -------


Cash flows from financing activities:
  Cash dividends paid                         (2,429)      (2,313)      (2,340)
  Repayment of long-term debt                   (330)        (625)      (1,250)
  Proceeds from stock options exercised        1,897        1,532           99
  Redemption of fractional shares                 (2)          --           --
                                             -------      -------      -------
  Net cash used in financing
    activities                                  (864)      (1,406)      (3,491)
                                             -------      -------      -------
  Net increase (decrease) in cash and
    cash equivalents                           2,616        2,374         (722)

  Cash and cash equivalents at beginning
    of year                                    3,669        1,295        2,017
                                             -------      -------      -------

  Cash and cash equivalents at end
    of year                                  $ 6,285        3,669      $ 1,295
                                             =======      =======      =======
Supplemental Disclosure:
  Interest paid during the period            $   158      $   223      $   300
                                             =======      =======      =======


NOTES TO PARENT COMPANY INFORMATION

Long-term debt at December 31, 1995, includes a term loan payable to an affiliate of a principal stockholder with an outstanding principal balance of $1,650,000. Interest is charged at the prime rate, payable monthly. Principal payments in the amount of $330,000 are due annually until May 31, 2000.

(21)  Fair Value of Financial Instruments:

The following disclosures of estimated fair value amounts of financial instruments have been determined by the Company using available market information and other valuation methodologies. Considerable judgment is necessarily required to interpret market data and develop the estimates of fair value. The estimated fair value amounts presented are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of different assumptions and/or valuation methodologies could have a material effect on the estimated fair value amounts.

The information presented herein is based on pertinent information available to the Company as of December 31, 1995. The estimated fair value amounts have not been comprehensively revalued since that time, and the current estimated fair value of these financial instruments may have changed significantly since that point in time.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash, short-term investments, funds purchased and other short-term borrowings, and due to clients:

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities:

For securities held to maturity or available for sale, fair values are primarily based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans:

The fair value of loans generally is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Accounts receivable - factoring subsidiary:

Accounts receivable held by Capital Factors turn over quickly. Interest earning advances made to clients against such receivables carry variable interest rates based upon the prime rate and reprice as the prime rate changes. The carrying amount is believed to be a reasonable approximation of fair value.

Acceptances:

Amounts due from customers on acceptances and payable for acceptances outstanding are non-interest bearing items which turn over quickly. The carrying amount is believed to be a reasonable approximation of fair value.

Deposit Liabilities:

The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using estimated current rates for deposits of similar remaining maturities.

Long-term debt:

All long-term debt is subject to variable rates of interest based upon either the prime rate or the London interbank offering rate. The carrying amount is believed to be a reasonable approximation of fair values.

Commitments to extend credit, standby letters of credit and commercial letters of credit:

The fair value of loan commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements.

The estimated fair values of the Company's financial instruments are as follows (000s omitted):

                                              1995                   1994
                                     -----------------------   -------------------
                                       Carrying       Fair      Carrying    Fair
                                        Amount       Value       Amount     Value
                                     ----------     --------   ---------   -------
Financial assets:
  Cash and short-term
   investments                       $  213,903   $  213,903   $106,712   $106,712
  Securities                            240,504      241,181    221,049    219,140
  Loans, net                            714,254      727,401    636,637    627,527
  Accounts receivable -
   factoring subsidiary, net            319,910      319,910    248,142    248,142
  Due from customers
   on acceptances                        32,413       32,413     30,575     30,575

Financial liabilities:
  Deposits                            1,038,755    1,041,050    876,793    871,792
  Funds purchased and other
   short-term borrowings                 86,133       86,133     87,236     87,236
  Long-term debt                        176,650      176,650    126,980    126,980
  Due to clients                        128,578      128,578     90,706     90,706
  Acceptances outstanding                32,413       32,413     30,575     30,575

Unrecognized financial
  instruments:*
  Commitments to extend
   credit                                   313          313        418        418
  Standby letters of credit                 121          121        144        144
  Commercial letters of credit               --           --          2          2

*The amounts shown under "carrying amount" represent accruals of deferred income (fees) arising from those unrecognized financial instruments.

(22)  Treasury Stock:

During 1993, the Bank commenced foreclosure action on certain loans aggregating approximately $1.7 million secured by common stock of the Company and other property. Subsequent to December 31, 1993, the Bank entered into an agreement with the borrowers whereby the Bank received 120,000 shares (reflects 3-for-2 stock split in the form of a 50% stock dividend) of the Company's common stock and other property in full repayment of the subject loans. Based upon price ranges of actively traded shares of other financial institutions, as well as other factors, the Bank assigned a fair value of $12.00 per share (restated for stock split) to the stock received, for an aggregate of $1,440,000. The excess of the loan over the assigned fair value of all property received was charged off, and the stock of the Company received was reported as treasury shares in the consolidated statement of condition as of December 31, 1994. During 1995 and prior to trading on the Nasdaq National Market, all of the shares of treasury stock were sold by the Bank for $2.1 million.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders

Capital Bancorp and Subsidiaries

We have audited the accompanying consolidated statements of condition of Capital Bancorp and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the management of Capital Bancorp and subsidiaries. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Capital Bancorp and subsidiaries at December 31, 1995 and 1994, the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
Miami, Florida
February 23, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The following discussion contains information regarding the directors and executive officers of the Company and Capital Bank.

Daniel M. Holtz, age 36, has been a Director of the Company since June 1988. Mr. Holtz was appointed President and Chief Operating Officer of the Company in February 1994 and subsequently was elected Chairman of the Board, President and Chief Executive Officer in October 1994. Additionally, in October 1994, Mr. Holtz was elected Chairman of the Board, President and Chief Executive Officer of Capital Bank. Mr. Holtz has also served as a Director of Capital Factors from 1985 to 1987 and from 1993 to the present. Mr. Holtz was first elected an officer of Capital Bank in 1983 and was elected President and Chief Operating Officer in October 1991. Mr. Holtz was President and Chief Executive Officer of Capital Bank of California from September 1987 to November 1991 and Director from July 1985 until June 1993 when the bank was declared insolvent and closed by the California Superintendent of Banks. Mr. Holtz is the son of Fana Holtz and brother of Javier J. Holtz.

Fana Holtz, age 61, is a private investor and has been Vice Chairman of the Board of Directors of the Company since its formation in 1981. She received a Degree in Pharmacology in 1956. Additionally, she is Vice President of the Mount Sinai Hospital Foundation and serves as Vice President of Temple Emanu-el, as well as a member of its Board of Directors. Fana Holtz is the mother of Daniel M. Holtz and Javier J. Holtz.

Hugh F. Culverhouse, Jr., age 47, has been a Director of the Company since July 1995. He is an attorney and certified public accountant and has practiced with the Securities and Exchange Commission and the United States Attorney's office. Mr. Culverhouse has had his own law firm since 1987 and also serves as a director of Del Webb Corporation, a real estate development corporation.

Russell W. Galbut, age 43, has been a Director of the Company since October 1992. Mr. Galbut has been President and Managing Director of U.S. Builders and Developers Corporation since 1976 and the Managing Director of the Crescent Heights Companies, local real estate development companies, since 1989. He has also been President of the Galbut Family of Companies, Inc. since 1976. Mr. Galbut is a certified public accountant and an attorney.

Craig L. Platt, age 41, has been a Director of the Company and Capital Bank since April 1993. Currently he is a Senior Vice President with Oppenheimer & Co., Inc. From 1990 through 1994, he was a Senior Vice President/Investments at Kidder, Peabody & Co., Inc., New York. Prior to 1990, he was an Associate with Morgan Stanley & Co., Inc., New York.

Jeffrey H. Porter, age 35, has been a Director of the Company since May 1993. Since April 1992, he has been a Partner and Head Securities Trader of Porter Capital Management Company, an investment advisory company registered in the State of California. Prior to April 1992, he was a partner of J. Porter & Co., California.

Leon J. Simkins, age 68, served as Director of Capital Bank prior to joining the Company's Board of Directors in 1985. Mr. Simkins has been Chairman and President of Simkins Industries, a manufacturer of cardboard products, since 1963.

Javier J. Holtz, age 35, has been a Senior Vice President of the Company since January 1990 and was appointed Executive Vice President of Capital Bank in September 1994, where he formerly served as Senior Vice President. Mr. Holtz has been a Director of Capital Bank since 1988. Additionally, Mr. Holtz has been a director of Capital Factors since August 1987 and was elected Chairman of the Board in October 1994 and Executive Vice President in November 1994. In October 1994, Mr. Holtz was elected Chairman of the Board of Capital Bank, N.A., located in Washington D.C. Mr. Holtz is the son of Fana Holtz and brother of Daniel M. Holtz.

Simon S. Ferro, age 43, has served as a Director of Capital Bank since March 1993. Mr. Ferro joined the law firm of Adorno & Zeder, P.A. as a partner in August 1995. During the previous four years, he practiced as a senior associate at the firm of Becker & Poliakoff, P.A. Mr. Ferro also currently serves as a director of the Overseas Private Investment Corp., a federal corporation that provides services to American companies interested in investing overseas, Fabulous Diamonds, an arts and crafts retail store, and the non-profit organization, Battered Women's Clemency Project.

Ronald S. Chase, age 52, has served as a Director of Capital Bank since July 1993. Mr. Chase is the President and owner of Chase Holdings and Advisory Service, Inc., which provides financial advisory services to corporations and litigation attorneys. He also serves as President and is the owner of RSC Development, Inc., a residential developer, and CFAT H20, Inc., a water treatment facility, both of which are located in Ocala, Florida. Mr. Chase is a certified public accountant who served as Managing Partner for several offices of Deloitte & Touche, LLP for 14 of his 25 years with the firm. He also serves as a director of Capital Factors, Inc. and the Greater Miami Neighborhood, Inc., a not-for-profit affordable housing developer.

Dr. John O. Brown, age 74, has served as a Director of Capital Bank since February 1978. Dr. Brown is a practicing opthamologist and has had his own practice for 40 years. He is also the President of GCS Travel, Inc., a travel company.

Charles Boyce, age 36, is an Executive Vice President and Chief Administrative Officer of Capital Bank, with responsibilities including various operations and administrative functions. Mr. Boyce joined Capital Bank in December 1993. Prior to joining the Bank in his current position, Mr. Boyce was Senior Vice President and Chief Financial Officer of Capital Bank of California from 1989 to 1993, when the bank was declared insolvent and closed by the California Superintendent of Banks.

Thomas J. Flood, age 58, is a Senior Vice President of the Company and Executive Vice President and Chief Retail Banking Officer of Capital Bank. From 1978 to 1992, Mr. Flood was Senior Vice President of Capital Bank, with responsibilities including operations and branch administration. In 1992, Mr. Flood was elected Executive Vice President of Capital Bank and is responsible for all retail banking activities.

Timothy E. Kish, age 56, has been Corporate Secretary of the Company since January 1994 and Senior Vice President of the Company since October 1995. Mr. Kish has also been General Counsel of the Bank since September 1992, and was appointed Corporate Secretary in January 1994 and Executive Vice President of the Bank in September 1994. Mr. Kish is also Corporate Secretary and General Counsel of Capital Factors, Inc. Mr. Kish also served as Director, Vice President and General Counsel of the Company from October 1992 to May 1995. Prior to joining the Company in 1992, Mr. Kish was a shareholder in the law firm Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quentel, P.A. from 1980 to 1992.

Lucious T. Harris, age 39, is Senior Vice President and Treasurer of the Company and Executive Vice President and Chief Financial Officer of Capital Bank. Mr. Harris joined Capital Bank in 1987 as Manager of the Internal Audit department. In 1989, he was elected Controller and Principal Accounting Officer of Capital Bank and Assistant Treasurer of the Company. In 1992, Mr. Harris was elected as Treasurer of the Company and Executive Vice President and Chief Financial Officer of Capital Bank. Mr. Harris was appointed Senior Vice President of the Company in October 1995. Prior to 1987, Mr. Harris held various positions at Arthur Andersen & Co.

John W. Kiefer, age 48, is a Senior Vice President of the Company and a Director of Capital Bank since October 1992. Mr. Kiefer is President, Chief Executive Officer and Director of Capital Factors, Inc. From 1984 to 1986, Mr. Kiefer was Senior Vice President/Regional Manager at Barclays
American/Commercial, Inc. and served as Vice President from 1981 to 1984. In 1987, Mr. Kiefer joined the Company and Capital Factors at his present positions.

David Konfino, age 48, is an Executive Vice President and Chief International Officer of Capital Bank responsible for the International Division. Prior to joining Capital Bank, Mr. Konfino was an officer of C&S National Bank, which was since acquired by NationsBank, from 1971 to 1993, where he held various positions in the domestic and international divisions, including president and manager of the international division. Mr. Konfino joined Capital Bank in October 1993.

COMPLIANCE WITH SECTION 16 OF THE SECURITIES EXCHANGE ACT OF 1934. Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers, directors and persons who own at least 10% of the Common Stock of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Executive officers, directors and 10% shareholders are required by regulation to furnish the Company with all such Section 16(a) filings made. Based solely upon a review of the filings furnished to the Company during the fiscal year ended December 31, 1995, management believes that such filings were filed on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation for services in all capacities to the Company and its subsidiaries rendered during the years ended December 31, 1995, 1994 and 1993 for the Chief Executive Officer and the four most highly compensated executive officers of the Company and its subsidiaries, other than the Chief Executive Officer, whose aggregate remuneration exceeded $100,000 (the "Named Executive Officers"):

- --------------------------------------------------------------------------------
                        SUMMARY COMPENSATION TABLE (1)
- --------------------------------------------------------------------------------

                                                         LONG TERM
                                                        COMPENSATION
                            ANNUAL COMPENSATION            AWARDS
- ------------------------------------------------------  ------------


Name                                          Other     Securities
and                                           Annual    Underlying  All Other
Principal                                     Compen-    Options/    Compen-
Position         Year  Salary      Bonus      sation(2)   SARs(3)    sation
                         ($)        ($)        ($)         #         ($)
- --------------------------------------------------------------------------------
Daniel M. Holtz  1995   335,307   275,000     14,250(4)   18,000(6)        --
 Chairman,       1994   330,307   250,000     15,000(4)   45,000(5)        --
 President &     1993   312,375   300,000      8,500(4)   93,750(5)        --
 CEO, Company
 and Capital
 Bank

John W. Kiefer   1995   275,000   300,000     14,850(4)   12,500(6)   300,000(8)
 Senior Vice     1994   231,000   200,000     15,300(4)   30,000(5)        --
 President,      1993   210,000   180,000     14,750(4)    7,500(5)     1,750(7)
 Company;
 President &
 CEO, Capital
 Factors, Inc.

Javier J. Holtz  1995   218,845    62,500     14,500(4)    6,000(6)        --
 Senior Vice     1994   199,904    45,000     14,750(4)   22,500(5)
 President,      1993   183,125    30,000     14,750(4)   56,250(5)
 Company;
 Executive Vice
 President,
 Capital Bank;
 Chairman and
 Executive Vice
 President,
 Capital Factors,
 Inc.

Thomas J. Flood  1995   166,780    35,000         --       6,000(6)      1,500(7)
 Senior Vice     1994   163,525    33,500         --      22,500(5)      1,500(7)
 President,      1993   155,000    32,500         --      45,000(5)      1,292(7)
 Company;
 Executive Vice
 President,
 Capital Bank

Timothy E. Kish  1995   153,314    30,000         --       5,000(6)      1,533(7)
 Senior Vice     1994   148,129    22,000         --      15,000(5)        617(7)
 President &     1993   141,810    20,000         --       7,500(5)        118(7)
 General Counsel,
 Company;
 Executive Vice
 President
 & General
 Counsel,
 Capital Bank


# -- Number of options granted.
$ -- Dollar amounts.

(1) The Company did not grant restricted stock awards, pay any long term compensation or pay any other compensation required to be set forth in this table to the Named Executive Officers during any year, except as identified in this table.
(2) The Company or its subsidiaries provides automobiles and certain other benefits for each officer listed hereon. After reasonable inquiry, management has determined that the fair value of the use of the automobiles and other benefits does not exceed the lesser of 10% of annual salary and bonus, or $50,000 for each officer.
(3) There were no SARs (Stock Appreciation Rights) granted or outstanding during any period.
(4)  Amount represents directors fees paid to the Named Executive Officer.
(5) Restated to reflect 3-for-2 stock split effected in the form of a 50% stock dividend paid during 1995.
(6)  This option was granted on February 22, 1996.
(7) Amount represents contributions to the Named Executive Officer's 401K retirement account by the Company.
(8) Represents a cash bonus which was paid to Mr. Kiefer upon the expiration of his employment agreement pursuant to the terms thereof, which terminated on December 31, 1995, and not with respect to any particular year.

1995 STOCK OPTION GRANTS. The following table sets forth certain information with respect to options to purchase shares of Common Stock of the Company granted under the Company's 1992 Stock Option Plan to the Named Executive Officers for the 1995 fiscal year and represents all options granted by the Company to such executive officers for the period. All such options are exercisable immediately and are granted for terms of five years. In accordance with SEC rules, the table also describes the hypothetical gains that would exist for the respective options based on assumed rates of annual compound stock appreciation of 5% and 10% from the date of grant to the end of the option term. These hypothetical gains are based on assumed rates of appreciation and, therefore, the actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall stock market conditions, and the executive officer's continued employment with the Company. As a result, the amounts reflected in this table may not necessarily be achieved.

                    Option/SAR Grants in Last Fiscal Year(1)

                                                                                 Potential Realizable Value at Assumed
                                                                                   Annual Rates of Stock Price
                                                                                         Appreciation for
                                Individual Grants                                          Option Term (4)
- ----------------------------------------------------------------------------   ------------------------------------
                    Number of    % of Total
                   Securities    Options/SARs
                   Underlying    Granted to
                  Options/SARs    Employees  Exercise or Base
                    Granted      in Fiscal      Price          Expiration
Name                  (#)           Year       ($/Sh) (2)         Date                  5% ($)        10% ($)
- -----------------------------------------------------------------------------  ------------------------------------
Daniel M. Holtz       3,225(3)         1.6%     $ 34.10      February  2001           $  17,609      $ 51,052
                     14,775(3)         7.2        31.00      February  2001             126,474       279,691

John W. Kiefer       12,500(3)         6.1        31.00      February  2001             107,000       236,625

Javier J. Holtz       3,225(3)         1.6        34.10      February  2001              17,609        51,052
                      2,775(3)         1.3        31.00      February  2001              23,754        52,531


Thomas J. Flood       6,000(3)         2.9        31.00      February  2001              51,360       113,580


Timothy E. Kish       5,000(3)         2.4        31.00      February  2001              42,800        94,650

- -----------------------
# -- Number of options granted.
$ -- Dollar amounts.

(1)  There were no SARs (Stock Appreciation Rights) granted during 1995.
(2) Exercise price is based on the Nasdaq National Market closing price of Company's Common Stock on the day immediately prior to the date of grant. For stockholders who own more than 10% of the outstanding voting stock of Company, the exercise price for options with aggregate fair value up to $100,000 is 110% of the fair market value of the stock or $34.10.
(3) This option was granted in February 1996 for service rendered during the 1995 fiscal year.
(4) Potential Realizable Value assumes that any shares acquired by the exercise of options are held until the end of the five-year option term.

OPTION EXERCISES. The following table shows stock option exercises during 1995 by the Named Executive Officers, including the value realized upon exercise.
In addition, this table describes the number of unexercised options and the value of unexercised in-the-money options at the end of the 1995 fiscal year.

              Aggregated Option/SAR Exercises in Last Fiscal Year,
                   and December 31, 1995 Option/SAR Values(1)


                                          Number of Securities
                                               Underlying        Value of Unexercised
                                              Unexercised            In-the-Money
                                              Options/SARs           Options/SARs
                                           December 31, 1995(#)   December 31, 1995($)(2)
                     Shares     Value
                    Acquired   Realized       Exercisable/          Exercisable/
Name              on Exercise    ($)         Unexercisable(3)      Unexercisable(4)
                       (#)       (2)
- -----------------------------------------------------------------------------------------

Daniel M. Holtz    $     0     $      0        168,001/0(4)          $3,433,940/0

John W. Kiefer       4,500(3)   124,125         59,001/0(4)           1,010,597/0

Javier J. Holtz          0            0         96,001/0(4)           2,093,937/0

Thomas J. Flood      4,500(3)   124,125         78,002/0(4)           1,655,748/0

Timothy E. Kish          0            0         30,501/0(4)             547,146/0

- --------------------
# -- Number of options granted.
$ -- Dollar amounts.

(1) There were no SARs (Stock Appreciation Rights) granted, outstanding or exercised during any period.
(2) Value Realized and Value of Unexercised In-the-Money Options are computed based upon the Nasdaq National Market closing price of the Company's Common Stock on December 29, 1995.
(3) Includes effect of 3-for-2 stock split effected in the form of a 50% stock dividend paid in 1995.
(4) This number includes options which were granted in February 1996 for services rendered during the 1995 fiscal year. It is assumed that such options have no current value because they were granted at the fair market value of the Common Stock on the date of grant.

Pension Plan Table

Annual amounts of normal retirement pension payable under the Capital Bancorp Employees Pension Plan (the "Pension Plan") are illustrated in the following table. The illustration assumes retirement as of December 31, 1995 at the normal retirement age of 65.


                                  Years of Service
                    --------------------------------------------
Remuneration           10          15          20          25
- ------------        --------------------------------------------
  $ 125,000         $ 20,880    $ 31,320    $ 41,760    $ 52,200
    150,000           25,380      38,070      50,760      63,450
    175,000           25,380      38,070      50,760      63,450
    200,000           25,380      38,070      50,760      63,450
    225,000           25,380      38,070      50,760      63,450
    250,000           25,380      38,070      50,760      63,450
    275,000           25,380      38,070      50,760      63,450
    300,000           25,380      38,070      50,760      63,450
    325,000           25,380      38,070      50,760      63,450
    350,000           25,380      38,070      50,760      63,450


The Pension Plan was established on January 1, 1983 and provides for a defined benefit pension, which covers substantially all employees that have completed one year of service and have attained age 21. Officers of the Company and its subsidiaries participate in the Pension Plan on the same basis as all other eligible employees. Each subsidiary funds the Pension Plan for its proportionate share, based on their respective employees. The normal retirement age under the Pension Plan is the later of age 65 or the age of the participant on the 5th anniversary of plan participation. The monthly pension benefit for normal retirement is 1.2% of average monthly compensation for the five consecutive years during the last ten years of service that produce the highest average salary, plus an additional .6% of the portion of the average monthly compensation during these same five years in excess of the monthly Social Security integration level. The entire monthly pension benefit for normal retirement will be multiplied by each year of service at normal retirement age, not to exceed 25 years. The terms of the Pension Plan provide that the amount of monthly compensation taken into consideration for determination of benefits may not exceed the Internal Revenue Service limit, which in 1995 was $12,500 ($150,000 annually). Consequently, salary and other compensation for the Named Executive Officers, as shown on the Summary Compensation Table above, in excess of the Internal Revenue Service limit, are not considered in the determination of pension benefits. The Pension Plan provides for early retirement at age 55 with 10 years continuous employment as well as full vesting of benefits upon termination of employment before retirement age and after completion of 7 years continuous employment. In the event of the death of an active participant, the total value of the decedents' accrued pension benefit will be paid to the designated beneficiary by the method selected by the beneficiary and approved by the Pension Plan administrator. The benefit will be based upon the years of service and number of years before normal retirement age. The Pension Plan does not provide for disability benefits. As of December 31, 1995, Messrs. Daniel Holtz, John Kiefer, Javier Holtz, Thomas Flood and Timothy Kish had credited service (to the nearest whole year) under the Pension Plan of 13, 9, 13, 18 and 3 years, respectively.

The Tax Equity and Fiscal Responsibility Act of 1982 ("1982 Tax Act") limits the maximum annual retirement benefits payable to an individual under a pension plan. For 1995, the maximum annual benefits payable was $120,000. Such limitation may be increased from time to time.

Consulting and Employment Agreements

In May 1993, Capital Bank entered into a consulting agreement with Alex Halberstein (the "Halberstein Agreement"), former director and executive officer of the Company and Capital Bank. The Halberstein Agreement provides that during the term of the agreement Mr. Halberstein assist the Company in the renegotiation of payment of foreign non-trade related indebtedness and shall make himself available for consultation with the officers and other representatives of the Company as requested by the Company from time to time and shall undertake and perform on a timely basis duties and assignments on behalf of the Company as are requested of him by the Company. The Halberstein Agreement provides for the payment of fees aggregating $1.3 million over a five year period commencing in June 1993 and ending in May 1998, such fees to be allocated between consulting services and certain non-competition covenants contained in the Halberstein Agreement. Fees paid to Mr. Halberstein pursuant to this agreement amounted to $261,000 during 1995.

On October 7, 1994, Capital Bank entered into a consulting agreement with Abel Holtz (the "Holtz Agreement"), former Chairman of the Board, President and Chief Executive Officer of the Company and Capital Bank. The Holtz Agreement provides that during the term of the agreement Mr. Holtz assist the Company in business development generally, with particular emphasis on international and private banking matters, community involvement, capital formation and shareholder relations. The Holtz Agreement provides for the payment of fees aggregating $1.85 million over a five year period commencing October 7, 1994 and ending October 7, 1999. On October 21, 1994, Abel Holtz entered a guilty plea to one count of giving misleading testimony in 1991 to a Federal Grand Jury. On October 25, 1994, Capital Bank suspended the Holtz Agreement until such time that Mr. Holtz could fulfill his obligations under this agreement. Reinstatement of the Holtz Agreement requires FDIC approval. Fees paid to Mr. Holtz prior to suspension of the agreement amounted to $18,462.

Each of the above consulting agreements were entered into upon the resignation of the named individual as an officer and employee of the Company and all subsidiaries.

Capital Factors entered into an employment agreement (the "Kiefer Agreement") with John W. Kiefer, its President and Chief Executive Officer, for the period from January 1, 1993 through December 31, 1995. The Kiefer Agreement provided that, in consideration of his duties as President and Chief Executive Officer of Capital Factors, Mr. Kiefer received (i) a base salary of $210,000 in 1993, with subsequent annual increases of not less than 8% over the prior year's base salary, (ii) a signing bonus of $50,000, (iii) incentive compensation equal to the annual increase in Capital Factors' income before taxes multiplied by 4% for 1993, plus $20,000 for 1993, 5% for 1994 and 7% for 1995, which incentive compensation will not exceed two times base salary for the applicable year,
(iv) an additional cash bonus of $300,000 on December 31, 1995, (v) additional bonuses at the sole discretion of Capital Factors' Board of Directors, and (vi) other benefits generally consistent with those provided other executive officers of the Company.

The Kiefer Agreement also provided for the grant of options to purchase shares of Capital Factors in the event of a public offering of such stock, as well as certain payments in the event of death, disability or a change of control, as defined, or termination without cause. During the term of the Kiefer Agreement, Mr. Kiefer was subject to certain noncompete, nonsolicitation and nondisclosure provisions.

Capital Factors is currently negotiating a new employment contract with John W. Kiefer, its President and Chief Executive Officer. The terms of such contract have not yet been finalized, but are expected to provide for an annual base salary, in addition to an annual bonus and deferred compensation based on the performance of Capital Factors.

Directors' Compensation

Non-officer directors of the Company and Capital Bank receive compensation aggregating $1,000 per Board of Directors meeting attended, and $300 for each Board committee meeting attended. All directors of Capital Factors receive a monthly retainer of $1,000 and $250 for each meeting attended. Non-officer Directors of the Company, Capital Bank and Capital Factors also receive options for their service on the respective boards of directors. For the 1995 fiscal year, each outside director received an option to acquire a total of 5,000 shares.


Change of Control Arrangement

The Company's 1982 and 1992 Employee Stock Option Plans (the "Plans") provide that, in the event of any change in control, any and all incentive stock options, non-incentive stock options and/or stock appreciation rights outstanding pursuant to the Plans shall automatically become immediately exercisable. In addition, upon a change in control the Company's right to repurchase any shares acquired upon the exercise of options granted under the 1982 Stock Option Plan also terminates. This right is normally exercisable by the Company for five years after the options are granted. All options outstanding under the Plans are currently exercisable regardless. A change in control is defined to be the acquisition of twenty-five percent or more of the combined voting power of all classes of the Company's outstanding securities by any person, entity or group who or which, as of the effective date of the

Plans or acquisition, is not an affiliate of the Company or any of the Company's present affiliates.

Compensation Committee Interlocks and Insider Participation

The Company and the Bank have a combined Compensation Committee composed of the following members from the Company's or the Bank's Board of Directors:

             NAME                            DIRECTOR OF
             ----                            -----------
     Russell W. Galbut, Chairman             Company
     John O. Brown, M.D.                     Bank
     Simon S. Ferro, Esq.                    Bank
     Craig L. Platt                          Company and Bank
     Ronald S. Chase                         Bank


The Compensation Committee is responsible for making recommendations for the annual compensation paid to the executive officers, including the chief executive officer. No member of the Compensation Committee is serving or has served as an officer or employee of the Company or any of its subsidiaries.

The Bank's Board of Directors has the final approval authority for such compensation. The following are members of the Bank's Board of Directors who do not serve on the Compensation Committee:

        Daniel M. Holtz
        Javier J. Holtz
        John W. Kiefer

Daniel Holtz is the Chairman of the Board, Chief Executive Officer and President of the Company and the Bank. Javier Holtz is a Senior Vice President of the Company, an Executive Vice President of the Bank and Chairman of the Board and an Executive Vice President of Capital Factors. John Kiefer is a Senior Vice President of the Company, and a director, Chief Executive Officer and President of Capital Factors.

Capital Bank from time to time makes loans and extends credit to certain of its officers and directors and their affiliates. In the opinion of management of the Company, all of these loans and extensions of credit were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risks of collectibility or present other unfavorable features.

Capital Bank leases the space for its Miami Beach and Civic Center branch offices from Daniel and Javier Holtz. Daniel Holtz is Chairman of the Board and Chief Executive Officer of the Company and of Capital Bank. Javier Holtz is Senior Vice President of the Company and Executive Vice President and Director of Capital Bank. During 1995, payments to these individuals pursuant to these leases totaled approximately $44,000. Capital Bank believes the terms of such transaction to be fair, reasonable, and similar to those available from unaffiliated parties.

The Company holds approximately 3.9% of the common stock of Capital Bank, N.A., a commercial bank whose offices are located in Washington, D.C. An aggregate of approximately 6.5% of the common stock outstanding of Capital Bank, N.A.
is held by Fana Holtz, Daniel Holtz and Javier Holtz. Abel Holtz, who is the former Chairman of the Board, Chief Executive Officer and President of the Company and the husband of Fana Holtz, also owns approximately 12.5% of the outstanding shares. Javier Holtz, who is a director of the Bank and Capital Factors and is an executive officer of the Company, the Bank and Capital Factors, is also Chairman of the Board of Directors of Capital Bank, N.A., Stephen Ashman, who is a director, President and Chief Executive Officer of Capital Bank, N.A., is a Director of Capital Factors. Mr. Ashman participates in the determination of salaries of executive officers of Capital Bank, N.A. and holds approximately 7.7% of the outstanding common stock of Capital Bank, N.A.

Capital Bank has an agreement with Capital Bank, N.A. pursuant to which Capital Bank provides certain consulting and related services to Capital Bank, N.A. Such services include (i) advice concerning establishment and operation of an international banking department, (ii) advice concerning establishment and operation of a real estate loan department (iii) consultation and advice with respect to the formulation of long range growth and planning objectives, and
(iv) such other advisory and consultory services agreed upon by the Board of Directors of Capital Bank and Capital Bank, N.A. In consideration for such services, Capital Bank, N.A. offers to Capital Bank a right of first refusal to participate, if and to the extent that Capital Bank wishes to do so, in any loan to be made by Capital Bank, N.A. which exceeds the legal lending limit of that institution. No value has been established on the books of the Company or its subsidiaries for this right of first refusal. Capital Bank from time to time sells Federal funds to and participates in certain loans with Capital Bank, N.A.

On August 1, 1995, Capital Bank, N.A. granted a loan in the form of overnight Federal funds sold to Capital Bank of approximately $900,000. The purpose of the loan was to assist Capital Factors in handling funding for their California clients as a result of a hurricane that was expected to hit Miami on that same date. The following day, the loan was repaid to Capital Bank, N.A. along with fees for handling the funding (wire transfer fees). Due to an inadvertent error on the part of Capital Bank, N.A., no interest was charged at the time the loan was paid. Interest in the amount of $135.01 was charged on November 15th after discovery of the error.

Craig Platt is currently a Senior Vice President of Oppenheimer & Co., Inc. ("Oppenheimer"), which company performed certain financial advisory services for the Company during 1995. In July 1995, Oppenheimer provided brokerage services to the Company in connection with the sale of 120,000 shares of its Common Stock. In 1995, Oppenheimer received fees of approximately $54,000 in connection with these transactions.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 1, 1996 concerning (i) the directors of the Company and Capital Bank; (ii) the Named Executive Officers (see Item 11); (iii) all directors and executive officers of the Company and Capital Bank as a group; and (iv) any person who is known to be the beneficial owner, as such term is defined in Rule 13d-3 of the Securities and Exchange Commission under the Securities Exchange Act of 1934, of more than 5% of the outstanding shares of the Company's Common Stock, according to filings by such persons with the Securities and Exchange Commission.

                                            Amount                  Percent
                                         Common Stock            Common Stock
    Name and Address                 Beneficially Owned (1)       Outstanding
   ------------------                ----------------------      ------------
DIRECTORS:
   Daniel M. Holtz                          546,166(2)               7.3%
   Fana Holtz                             2,963,682(3)              39.7%
   Javier J. Holtz                          285,778(4)               3.8%
   Russell W. Galbut                         23,000(5)                *
   Craig L. Platt                            23,750(6)                *
   Jeffrey H. Porter                         46,686(7)                *
   Leon J. Simkins                          712,399(8)               9.6%
   Hugh F. Culverhouse, Jr.                   5,000(5)                *
   John W. Kiefer                            68,001(9)                *
   Simon S. Ferro                            20,000(5)                *
   Ronald S. Chase                           23,750(5)                *
   Dr. John O. Brown                         36,598(10)               *

OTHER NAMED EXECUTIVE OFFICERS:
   Thomas J. Flood                          120,102(11)              1.6%
   Timothy E. Kish                           30,501(5)                *
   All current directors and executive
         officers of the Company and
         Capital Bank as a group
         (17 persons) (12)                5,021,907                 67.3%

OTHER 5% OWNERS:
   Abel Holtz
        169 E. Flagler Street
        Suite 1627
        Miami, Florida  33131               677,077(13)              9.1%

   Alex Halberstein
        1221 Brickell Avenue
        Suite 1050
        Miami, Florida  33131               734,692(14)             10.0%

- --------------------------------
*Less than 1%

(1) The nature of the reported beneficial ownership is unshared voting and investment power unless otherwise indicated. Beneficial ownership of Common Stock reflects shares that would be received upon the exercise of options.

(2) Includes 211,500 shares held individually, 166,665 shares held by a partnership, of which Daniel Holtz is a general partner, and 168,001 shares that he has the right to acquire pursuant to currently exercisable options. Mr. Holtz, individually, and together with his mother, Fana Holtz, and his brother, Javier Holtz, filed an application with the Florida Department of Banking and Finance (the "FDBF") to acquire and/or maintain control of the Company, although they do not believe that such an application is required. For more information, see "Legal Proceedings" in Item 3 hereof.

(3) Includes 1,527,565 shares held individually, 1,413,117 shares over which Mrs. Holtz claims voting power and 23,000 shares that she has the right to acquire pursuant to currently exercisable options. Does not include 665,893 shares, nor presently exercisable options to purchase a total of 11,184 shares, held by her husband, Abel Holtz, as to which shares Mrs. Holtz disclaims beneficial ownership and voting power. Mrs. Holtz, individually, and together with her sons, Daniel Holtz and Javier Holtz, filed an application with the FDBF to acquire and/or maintain control of the Company, although they do not believe that such an application is required. For more information, see "Legal Proceedings" in Item 3 hereof.

(4) Includes 162,919 shares held individually, 3,937 shares held jointly with his wife, 22,500 shares held by his wife individually and 421 shares over which he claims voting power. Also includes 96,001 shares that he has the right to acquire pursuant to currently exercisable options. Mr. Holtz, individually, and together with his mother, Fana Holtz, and his brother, Daniel Holtz, filed an application with the FDBF to acquire and/or maintain control of the Company, although they do not believe that such an application is required. For more information, see "Legal Proceedings" in Item 3 hereof.

(5) Represents shares that the individual has the right to acquire pursuant to currently exercisable options.

(6) Represents shares that Mr. Platt has the right to acquire pursuant to currently exercisable options. Mr. Platt is also a 40% limited partner in a partnership which owns 166,665 shares of Common Stock; however, he has no voting or investment control over such shares.

(7) Includes 26,686 shares held individually and 20,000 shares that Mr. Porter has the right to acquire pursuant to currently exercisable options.

(8) Includes 516,277 shares held individually, 13 shares held as custodian for Mr. Simkins' son under the Florida Gifts to Minors Act, 170,109 shares held by a trust for the benefit of Mr. Simkins and 26,000 shares he has the right to acquire pursuant to currently exercisable options.

(9) Includes 9,000 shares held individually and 59,001 shares that Mr. Kiefer has the right to acquire pursuant to currently exercisable options.

(10) Includes 10,598 shares held individually and 26,000 shares that Dr. Brown has the right to acquire pursuant to currently exercisable options.

(11) Includes 42,100 share held jointly by Mr. Flood and his wife and 78,002 shares that he has the right to acquire pursuant to currently exercisable options.

(12) The total reflects (i) shares held by directors and executive officers of the Company and Capital Bank and (ii) shares under option to such directors and executive officers.

(13) This information was obtained from a Schedule 13G filed with the Securities and Exchange Commission on February 13, 1996 and includes presently exercisable options held by Abel Holtz to acquire 11,184 shares. Mr. Holtz has advised the Company that he has orally agreed not to vote his shares at the present time. In addition, he disclaims beneficial ownership as to any shares held by his wife, Fana Holtz, or his sons, Daniel Holtz and Javier Holtz.

(14) This information was obtained from a Schedule 13G filed with the Securities and Exchange Commission on February 14, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Capital Bank has entered into consulting agreements with Abel Holtz and Alex Halberstein, each of whom is a former director and officer of the Company and/or Bank. See "Consulting Agreements," within Item 11, Executive Compensation.

Pursuant to its Bylaws, the Company is authorized to indemnify, to the extent permitted by the laws of the State of Florida, any person who is made a party to any lawsuit or action by reason of the fact that he or she is or was a director or officer of the Company. By virtue of this provision, the Company is currently advancing the legal expenses of its outside directors who were named as defendants in the shareholder actions and outside directors and certain non-executive officers who incurred expenses in connection with the other matters set forth in Item 3 hereof, which aggregated approximately $56,000 during 1995. Those directors have agreed in writing to repay the Company for all or any portion of those advances which they are ultimately found not to have been entitled to pursuant to applicable Florida law. The Company may in the future also pay the legal expenses of its other directors who are also named defendants in the litigation.

Under Florida law, the Company will not be required to indemnify any such director unless the following criteria are met: (i) he or she is a party to the litigation because of his or her status as a director of officer of the Company and (ii) he or she is successful in his or her defense of the litigation. At the other extreme, no indemnification can be made to a director if a judgment or final adjudication establishes that actions or non-actions of that director were material to the cause of action and constituted (i) a violation of criminal law (unless the director had a reasonable cause to believe that his conduct was lawful or had no reasonable cause to believe that his conduct was unlawful); (ii) willful misconduct or a conscious disregard for the best interests of the Company; or (iii) a transaction in which the director received an improper personal benefit. In circumstances, where a director seeking indemnification has not been successful in his or her defense in the litigation but the factual circumstances prohibiting indemnification have not been adjudicated to exist, indemnification by the Company will not be required, but may be permitted under Florida law. At this time, it is impossible to determine whether the circumstances at the conclusion of the litigation will permit, prohibit or require indemnification by the Company of any or all of its directors or what factors will be considered in such determination, other than those factors set forth above.

During April 1994, Capital Bank purchased the premises housing its North Bay Village branch office and its operations center from a partnership composed of Abel Holtz, who was the Chairman of the Board and Chief Executive Officer of Capital Bank and the Company at the time of the purchase, and a business associate. The purchase price of $4.5 million approximated the appraised value determined by an appraiser. Prior to the purchase, Capital Bank leased the space from the same partnership.

Capital Bank leases property for its North Miami Beach branch office from a partnership composed of Messrs. Abel Holtz, Leonard Wien and Nathan Esformes, all of whom are former Directors of the Company, Stanley Worton and Raymond Clark, former Directors of Capital Bank, Simon Portnoy, a former Director and officer of the Company and Capital Bank, and David Promoff, an officer of Capital Bank. Abel Holtz serves as Trustee for the Partnership. During 1995, payments to Mr. Holtz as Trustee for the Partnership pursuant to this lease totaled approximately $155,000.

Both Capital Bank and the Company believe the terms of all transactions discussed above to be fair, reasonable, and similar to those available from unaffiliated parties.

In addition to the above, Capital Bank from time to time makes loans and extends credit to certain of its officers and directors and their affiliates. In the opinion of management of the Company, all of these loans and extensions of credit were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, and did not involve more than normal risks of collectibility or present other unfavorable features.

See Compensation Committee Interlocks and Insider Participation in Item 11 hereof for additional information regarding transactions with Daniel Holtz, Javier Holtz and Craig Platt.

                           PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K


(A)  The following documents are filed as part of this report:

     (1)  Financial statements.
          The following financial statements of the Company and its subsidiaries and the independent certified public accountant's report thereon appear in Item 8 hereof.

        Report of Independent Certified Public Accountants
        Statements of Consolidated Financial Condition as of December 31, 1995
          and 1994
        Statements of Consolidated Income for the years ended December 31,
          1995, 1994 and 1993
        Statements of Consolidated Cash Flows for the years ended December 31,
          1995, 1994 and 1993
        Statements of Consolidated Stockholders' Equity for the years ended
          December 31, 1995, 1994 and 1993
        Notes to Consolidated Financial Statements

    (2)  Financial Statement Schedules.
         Schedules are omitted because the conditions requiring their filing are not applicable or because the required information is provided in the Consolidated Financial Statement, including the Notes thereto.

    (3)  Exhibits.*

        (3.1)  Articles of Incorporation of the Company, as amended (Exhibit
3.1 to the Company's Registration Statement [Registration No. 0-26080] on Form 8-A as filed with the Securities and Exchange Commission on July 17, 1995).

        (3.2) Amended and Restated Bylaws of the Company (Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

        (3.3)  Amendment to the Bylaws.

        (9.1) Shareholders Agreement dated March 5, 1980 by and between Stanley Worton and Abel Holtz (Exhibit 9.15 to the Company's Registration Statement on Form S-14 [Registration No. 2-77167] as filed with the Securities and Exchange Commission on June 21, 1982 (the "Form S-14").

        (9.2)   Shareholders Agreement dated August 8, 1980 by and between
Irving Pollack and Abel Holtz (Exhibit 9.16 to the Form S-14).

        (9.3)   Shareholders Agreement dated March 5, 1980 by and between
Kenneth Keusch and Abel Holtz (Exhibit 9.17 to the Form S-14).

        (9.4)   Shareholders Agreement dated March 5, 1990 by and between
Equipa Lux. C.A. and Abel Holtz (Exhibit 9.18 to the Form S-14).

        (9.5)   Shareholders Agreement dated May 9, 1980 by and between Alex
Halberstein and Abel Holtz (Exhibit 9.19 to the Form S-14).

       (10.1)   1982 Employee Stock Option Plan (Exhibit 10.2(c)(1) to the Form
S-14).**

       (10.2)   Amendment to the 1982 Employee Stock Option Plan (Exhibit 10.21
to the Company's Annual Report on Form 10-K for the year ended December 31,
1987).**

       (10.3)   1992 Stock Option Plan (Exhibit 10.27 to the Company's Annual
Report on Form 10-K for the year ended December 31, 1992).**

       (10.4)   Amendment to the 1992 Stock Option Plan.**

       (10.5)   Capital Bancorp Employees' Pension Plan, as amended (Exhibit 28 to the Company's Annual Report on Form 10-K for the year ended December 31,
1994).**

       (10.6)   Capital Bancorp Employees' Pension Trust Agreement, as amended
(Exhibit 28.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).**

       (10.7)   Capital Bancorp and Subsidiaries 401(k) Retirement Savings Plan
(Exhibit 28.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).**

       (10.8)   Consulting Agreement dated May 26, 1993 by and between Alex
Halberstein and Capital Bank (Exhibit 19.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).**

       (10.9)   Employment Agreement dated January 1, 1993 by and between John
W. Kiefer and Capital Factors, Inc. (Exhibit 19.4 to the Company's Form 10-K for the year ended December 31, 1994).**

       (10.10)   Consulting Agreement dated October 7, 1994 by and between Abel
Holtz and Capital Bank (Exhibit 28.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).**

       (10.11)   License and Service Agreement dated September 30, 1994 by and between FiServ, Inc. and Capital Bank (Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

       (10.12)   Tax Sharing Agreement (Exhibit 28 to the Company's Annual
Report on Form 10-K for the year ended December 31, 1983).

       (10.13)   Agreement and Plan of Merger between Capital Bank and Peoples
First National Bank (Exhibit 28.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

       (10.14)   Purchase and Assumption Agreement dated January 26, 1990 by and between Capital Bank and the Federal Deposit Insurance Corporation re:
Creditbank (Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

       (11.1)    Statement re: computation of per share earnings.

       (21.1)    Subsidiaries of the Registrant.

       (23.1)    Consent of Deloitte & Touche, LLP.

       (27.1)    Financial Data Schedule***

- ------------
      * Exhibits followed by a parenthetical reference are incorporated herein by reference from the document described therein.

     **   Exhibits 10.1 to 10.10 are management contracts or compensatory plans or arrangements.

    ***   Filed electronically only.

(B)     Reports on Form 8-K

       The Company did not file any reports on Form 8-K during the fourth quarter of 1995.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CAPITAL BANCORP


DATE: March 28, 1996                        BY:   /s/LUCIOUS T. HARRIS
                                            ---------------------------
                                            LUCIOUS T. HARRIS, Treasurer
                                             (Principal Financial and
                                             Accounting Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/Daniel M. Holtz            Chairman of the Board of        March 28, 1996
- -------------------------       Directors. President and
  Daniel M. Holtz               Principal Executive Officer


  /s/Fana Holtz                 Vice Chairman of the            March 28, 1996
- -------------------------       Board of Directors
  Fana Holtz


  /s/Hugh F. Culverhouse, Jr.   Director                        March 28, 1996
- -------------------------
  Hugh F. Culverhouse, Jr.


  /s/Russell Galbut             Director                        March 28, 1996
- -------------------------
  Russell Galbut


  /s/Craig L. Platt             Director                        March 28, 1996
- -------------------------
  Craig L. Platt


  /s/Jeffrey H. Porter          Director                        March 28, 1996
- -------------------------
  Jeffrey H. Porter


  /s/Leon J. Simkins            Director                        March 28, 1996
- -------------------------
  Leon J. Simkins


                                CAPITAL BANCORP

                                   FORM 10-K

                               Index to Exhibits*

                                                                Sequentially
                                                                  Numbered
Exhibit No.                                                         Page
- ----------                                                    -------------

3.3  Amendment to the Bylaws

10.4  Amendment to the 1992 Stock Option Plan.

11.1  Statement re: computation of per share earnings.

21.1  Subsidiaries of the Registrant.

23.1  Consent of Deloitte & Touche, LLP.

27.1  Financial Data Schedule.**

- -------------
* All other exhibits listed under Item 14 of Part IV of the Form 10-K are incorporated by reference to documents previously filed, as indicated therein.

** Filed electronically only.
                                    - 104 -