Form 10-Q
period 1996-03-31
CAPITAL BANCORP/FL
filed 1996-05-15
CIK 702164

==================================================================
                           UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                              FORM 10-Q
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended March 31, 1996
                                 OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file no. 2-26080

                          CAPITAL BANCORP
- ------------------------------------------------------------------
        (Exact name of registrant as specified in its charter)

FLORIDA                                     59-2160717
- ------------------------------     --------------------------------
(State or other Jurisdiction of         (I.R.S. Employer
incorporation or organization)         Identification Number)

     1221 Brickell Avenue, Miami, Florida           33131
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

As of May 10, 1996, there were 7,466,081 shares of the registrant's Common Stock outstanding.
=================================================================
                       Page 1 of 26 Pages
                     Exhibit Index on Page 24


ITEM 1.          PART I.  FINANCIAL INFORMATION
                 CAPITAL BANCORP AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CONDITION
                    (In Thousands of Dollars)
                                         March 31,    December 31,
                                           1996          1995
                                        -----------   ------------
                                        (Unaudited)    (Audited)
ASSETS
   Cash and due from banks              $  102,954    $  138,903
   Federal funds sold and securities
     purchased under agreement to resell    50,000        75,000
                                        ----------    ----------
       Cash and cash equivalents           152,954       213,903
                                        ----------    ----------
   Securities held to maturity
     (Market value 3/31/96 -
     $29,724, 12/31/95 - $ 24,173)          29,415        23,496
   Securities available for sale
      (at market value)                    196,909       217,008
                                        ----------    ----------
       Total securities                    226,324       240,504
                                        ----------    ----------

   Loans                                   716,896       728,679
     Less allowance for loan losses        (11,632)      (11,789)
     Less unearned income                   (2,529)       (2,636)
                                        ----------    ----------
       Loans, net                          702,735       714,254
                                        ----------    ----------

   Accounts receivable -
      factoring subsidiary, net            361,445       316,506
   Premises and equipment, net              33,150        33,558
   Due from customers on acceptances        27,048        32,413
   Other real estate                         6,562         6,837
   Accrued interest and other assets        30,357        31,740
                                        ----------    ----------
       Total assets                     $1,540,575    $1,589,715
                                        ==========    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits:
     Non-interest bearing deposits      $  291,818    $  336,202
     Savings and money market deposits     285,523       283,893
     Time deposits                         407,616       418,660
                                        ----------    ----------
       Total deposits                      984,957     1,038,755
                                        ----------    ----------

   Funds purchased and securities sold
     under agreements to repurchase         80,057        86,133
   Bank acceptances outstanding             27,048        32,413
   Due to clients - factoring subsidiary   141,578       128,578
   Long-term debt                          176,650       176,650
   Other liabilities                        13,898        13,461
                                        ----------    ----------
       Total liabilities                 1,424,188     1,475,990
                                        ----------    ----------
   Stockholders' equity:
     Common stock, $1.00 par value
       Authorized - 20,000,000 shares
       Issued - 7,462,076 shares - 3/31/96,
       7,453,080 shares - 12/31/95           7,462         7,453
     Capital surplus                         8,225         8,151
     Retained earnings                     101,899        98,119
     Unrealized (loss) gain on securities
       available for sale                   (1,199)            2
                                        ----------    ----------
       Total stockholders' equity          116,387       113,725
                                        ----------    ----------
       Total liabilities and
         stockholders' equity           $1,540,575    $1,589,715
                                        ==========    ==========
See accompanying notes to consolidated financial statements.

                          Page 2
- ------------------------------------------------------------------

               CAPITAL BANCORP AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF INCOME
          (In Thousands of Dollars Except Per Share Data)
                         (Unaudited)

                                            Three Months Ended
                                                 March 31,
                                            1996           1995
                                            ----           ----
INTEREST INCOME:
   Loans                                 $17,309        $15,790
   Advances-factoring clients              6,032          5,388
   Taxable securities                      3,574          3,196
   Tax-exempt securities                      54             63
   Federal funds sold and
      other short term investments           976            352
                                         -------        -------
      Total interest income               27,945         24,789
                                         -------        -------
INTEREST EXPENSE:
   Savings and money market deposits       1,711          1,733
   Time deposits                           5,619          3,345
   Short-term borrowings                     905          1,285
   Long-term debt                          3,132          2,430
                                         -------        -------
      Total interest expense              11,367          8,793
                                         -------        -------

      Net interest income                 16,578         15,996
   Provision for loan losses                 600            375
   Provision for doubtful accounts-
    factoring subsidiary                   1,100            450
                                         -------        -------
      Net interest income
        after provisions                  14,878         15,171
                                         -------        -------

OTHER INCOME:
   Factoring revenues                      6,480          5,195
   Service charges on deposits             2,962          3,361
   Fees on letters of credit               1,143            911
   Other operating income                  1,193          1,362
                                         -------        -------
      Total other income                  11,778         10,829
                                         -------        -------

OTHER EXPENSES:
   Salaries and employee benefits         10,026          9,290
   Occupancy expense, net                  2,016          1,819
   Other operating expenses, net           7,533          8,985
                                         -------        -------
      Total other expenses                19,575         20,094
                                         -------        -------

   Income before income taxes              7,081          5,906
   Provision for income taxes              2,679          2,217
                                         -------        -------

   Net income                            $ 4,402        $ 3,689
                                         =======        =======

   Earnings per common and common
      equivalent share:
         Primary                         $   .54        $   .50
                                         =======        =======
         Fully diluted                   $   .54        $   .50
                                         =======        =======

   Cash dividends declared per share of
      common stock                       $ .0833        $ .0833
                                         =======        =======

   See accompanying notes to consolidated financial statements.


                          Page 3
- ------------------------------------------------------------------


            CAPITAL BANCORP AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOWS
              (In Thousands of Dollars)
                    (Unaudited)

                                                 Three Months Ended
                                                      March 31,
                                                  1996       1995
                                                  ----       ----
Cash flows from operating activities:
   Net income                                   $  4,402  $  3,689
   Adjustments to reconcile net income to net
      cash provided by operating activities:
   Provision for loan losses                         600       375
   Provision for doubtful
     accounts-factoring subsidiary                 1,100       450
   Depreciation and amortization                   1,187       944
   Net losses on other real estate                   212       254
   Loss (gain) on disposal of premises
      and equipment                                    5       (32)
   Decrease in accrued interest and other assets   2,092     1,455
   Increase in other liabilities                     436     2,060
                                                --------  --------
      Net cash provided by
         operating activities                     10,034     9,195
                                                --------  --------

Cash flows from investing activities:
   Proceeds from maturities of securities
      held to maturity                             6,034     8,069
   Purchase of securities held to maturity       (12,000)       --
   Proceeds from maturities of securities
      available for sale                          34,168     4,854
   Purchase of securities available for sale     (15,941)       --
   Net decrease (increase) in loans               10,322   (24,483)
   Proceeds from sale of premises and equipment       --        75
   Purchase of premises and equipment               (775)   (2,567)
   Proceeds from sale of other real estate           770     1,835
   Improvements to other real estate                (110)     (264)
   Increase in accounts receivable-factoring
      subsidiary (net of due to clients)         (33,039)  (28,691)
                                                --------  --------


      Net cash used in investing activities      (10,571)  (41,172)
                                                --------  --------
Cash flows from financing activities:
   Net (decrease) increase in deposits           (53,798)   19,501
   Net (decrease) increase in Federal
     funds purchased and securities sold
     under agreements to repurchase               (6,076)   15,871
   Cash dividends paid                              (621)   (1,189)
   Proceeds from exercise of stock options            83       432
                                                --------  --------

      Net cash (used in) provided by
        financing activities                     (60,412)   34,615
                                                --------  --------

Net (decrease) increase in
    cash and cash equivalents                    (60,949)    2,638

Cash and cash equivalents at
    beginning of period                          213,903   106,712
                                                --------  --------

Cash and cash equivalents at end of period      $152,954  $109,350
                                                ========  ========

Supplemental Disclosures

Cash paid during the period for:
   Interest                                     $ 11,491  $  8,500
                                                ========  ========

   Income taxes                                 $    536  $  2,036
                                                ========  ========
Non-cash activities:
   Decrease (increase) in the unrealized
     loss on securities available for sale,
     net of applicable taxes (benefits) in
     1996 - $(710) and in 1995 - $711           $ (1,201) $  1,204
                                                ========  ========

   Loans transferred to other asset categories  $    597  $    331
                                                ========  ========

See accompanying notes to consolidated financial statements.

                          Page 4
- ------------------------------------------------------------------

            CAPITAL BANCORP AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    March 31, 1996

NOTE 1:  Basis of Presentation
- ------------------------------

The Consolidated Statements of Condition for Capital Bancorp and Subsidiaries (the "Company") as of March 31, 1996 and December 31, 1995, the Consolidated Statements of Income for the three-month periods ended March 31, 1996 and 1995 and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1996 and 1995 included in this Form 10-Q have been prepared by the Company in conformity with the instructions to Form 10-Q and
Article 10 of Regulation S-X and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited except for the Consolidated Statement of Condition as of December 31, 1995. Certain amounts in the December 31, 1995 Consolidated Statement of Condition have been reclassified to conform with the March 31, 1996 consolidated financial statement presentation.

The accounting policies followed for interim financial reporting are consistent with the accounting policies set forth in Note 1 to the Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation." This statement requires certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them, defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for stock-based compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and, if presented, earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. The Company has decided to continue to measure compensation cost for stock-based compensation as prescribed by APB No. 25.

Earnings per share and average share information for prior periods have been retroactively restated for the 3-for-2 stock split in the form of a 50% stock dividend which was effective June 22, 1995.

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

NOTE 2: Risk Elements - Loans and Advances
- ------------------------------------------

Foreign Outstandings
- --------------------

Foreign outstandings included in the loan portfolio consisted of the following (in thousands of dollars):
                                  March 31,            December 31,
                                    1996                  1995
                               --------------      ----------------
   Performing trade credits       $117,164             $124,501
   Other performing loans            2,841                1,050
   Non-accrual loans                 3,495                2,072
                                  --------             --------
                                  $123,500             $127,623
                                  ========             ========

                          Page 5
- ------------------------------------------------------------------

Performing trade credits consist primarily of refinanced letters of credit, acceptances purchased and pre-export financings principally to banks that are located in foreign countries. Cash collateral maintained at the Bank as offsets to outstanding foreign loans totaled $20.1 million at March 31, 1996 compared to $19.2 million at year end 1995. In addition to the outstanding foreign loans, at March 31, 1996 and December 31, 1995 there were $17.9 million and $29.6 million, respectively, due primarily from foreign customers on acceptances, offset by $2.3 million and $4.3 million, respectively, of cash collateral maintained at the Bank.

The following is a list of cross border outstandings at March 31, 1996 and December 31, 1995 for those countries for which the total amount of outstandings (loans, acceptances, acceptances purchased, pre-export financing and other interest bearing assets), net of (a) any written guarantees of principal or interest by domestic or other non-local third parties (other than the foreign government) and (b) the value of any tangible liquid collateral that may be netted against the outstandings, exceeds 1% of consolidated total assets at the respective dates (in thousands of dollars):

                 March 31,                          December 31,
                   1996                                 1995
                -----------                         -----------
   Argentina      $17,627             Argentina         $16,350
   Brazil          22,188             Brazil             23,187
                                      Guatemala          18,114
                                      Peru               18,510
                  -------                               -------
                  $39,815                               $76,161
                  =======                               =======

At March 31, 1996, the Bank had cross border outstandings to Peru, El Salvador and Ecuador aggregating $14.9 million, $14.5 million and $13.4 million, respectively, which exceeded .75%, but were less than 1% of consolidated total assets. At December 31, 1995, the Bank had cross border outstandings to Ecuador and El Salvador aggregating $14.4 million and $13.6 million, respectively, which exceeded .75%, but were less than 1% of consolidated total assets.


At March 31, 1996 and December 31, 1995 the Bank held other interest earning assets of $7.0 million and $7.2 million, respectively, issued by debtors located in foreign countries.

Impaired Loans
- --------------

At March 31, 1996 and December 31, 1995, the recorded investment in loans that was considered impaired under SFAS No. 114 was $9.7 million and $7.8 million, respectively. Measurement for impairment of $8.4 million and $6.8 million at March 31, 1996 and December 31, 1995, respectively, of these loans was based on the present value of projected cash flows, and the remainder was measured based on the estimated value of collateral. These loans required a SFAS No. 114 reserve for possible credit losses of $3.3 million and $1.8 million which is included within the overall allowance for loan losses at March 31, 1996 and December 31, 1995, respectively. The average recorded investment in impaired loans during the three months ended March 31, 1996 and 1995 was $9.6 million and $2.1 million, respectively. For the three months ended March 31, 1996 and 1995, the Company recognized interest income on these loans of $157,000 and $4,000, respectively, all of which related to accrual basis loans.

Non-accrual and Past Due Loans and Advances
- ------------------------------------------

Management evaluates past due and non-accrual loans and advances regularly in connection with estimating the provisions and the allowances for loan losses and doubtful accounts, taking into consideration the value of collateral and the prospects for repayment of principal and collectibility of interest. Loans and advances are classified on a non-accrual basis when management deems that collectibility of interest is doubtful, which is generally after 90 days of past due status, unless the loan or advance is well secured and in the process of collection. Charge offs to the allowances are made when a loss is deemed probable.

At March 31, 1996 there were $827,000 of loans that were over 90 days past due and still accruing interest, as compared to $1.1 million at December 31, 1995. Included in loans 90 days past due and still accruing interest were real estate, commercial and consumer loans of $399,000, $314,000 and $114,000, respectively, at March 31, 1996 as compared to real estate, commercial and consumer loans of $689,000, $281,000 and $162,000, respectively, at December 31, 1995. Loans which are over 90 days past due and still accruing interest are in the process of collection and deemed to be well secured.

                          Page 6
- ------------------------------------------------------------------

Following is a summary of non-accrual loans and advances (in thousands of dollars):

                                       March 31,      December 31,
                                         1996             1995
                                     -----------     ------------
   Commercial loans                    $ 1,248          $ 1,164
   Foreign loans                         3,495            2,072
   Real estate loans                     2,743            1,664
   Consumer loans                        1,891            1,990
                                       -------          -------
   Total                                 9,377            6,890

   Advances                              2,436            2,184

                                       -------          -------
   Total non-accrual loans
       and advances                    $11,813          $ 9,074
                                       =======          =======

The increase in non-accrual loans and advances is primarily the result of the transfer of several foreign loans with a Panamanian bank and three real estate mortgage loans from accrual status to non-accrual status offset by one real estate mortgage loan that was foreclosed upon and transferred to other real estate. The increase in non-accrual advances is primarily the result of advances aggregating $1.5 million from one client which were placed on non-accrual status in the first quarter of 1996, and subsequently collected in full in April 1996. This first quarter increase in non-accrual advances was offset primarily as the result of the repayment in early 1996 of $1.2 million of advances that were on non-accrual at year end. Management has instituted collection procedures in connection with non-accrual loans and advances and has established allowances for loan losses and doubtful accounts deemed adequate to absorb potential losses, based on information currently available. Many of the factors considered in management's determination as to the adequacy of the allowances involve a significant degree of estimation and are subject to rapid changes that may be unforeseen by management. Changes to these factors could result in future adjustments to the allowance for loan losses.


NOTE 3:  Litigation
- -------------------

The Company and certain of its present and former directors and officers are defendants in two lawsuits, one of which is a shareholder derivative suit. Such suits allege that certain of the defendants engaged in a number of allegedly improper and illegal activities. No monetary relief is sought from the Company other than costs in the non-derivative action. The Company does not believe that the outcome of the foregoing litigation will have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

In addition to these lawsuits, various legal actions and proceedings are pending or are threatened against the Company, the Bank and Capital Factors, some of which seek relief or damages in amounts that are substantial. Unlike the aforementioned matters, however, these actions or proceedings arose in the ordinary course of business. Due to the complex nature of some of these matters, it may be a number of years before they are ultimately resolved. After consultation with legal counsel, management believes the aggregate liability, if any, to the Company, the Bank and/or Capital Factors resulting from such pending or threatened actions and proceedings will not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

                          Page 7
- ------------------------------------------------------------------

ITEM 2.
             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 CAPITAL BANCORP AND SUBSIDIARIES

INTRODUCTION
- ------------

Capital Bancorp ("Bancorp") is a bank holding company which conducts operations principally through Capital Bank (the "Bank"), a wholly-owned subsidiary, and Capital Factors Holding, Inc., a wholly-owned subsidiary of the Bank. The Bank operates a commercial banking franchise through 28 offices located in the South Florida area. Capital Factors Holding, Inc. and its subsidiaries ("Capital Factors") provides accounts receivable factoring and asset-based lending services through offices located in Ft. Lauderdale, Florida, New York, New York, Los Angeles, California and Charlotte, North Carolina.

Throughout this discussion, Bancorp and its subsidiaries are collectively referred to as the "Company."


FINANCIAL CONDITION - MARCH 31, 1996 VS. DECEMBER 31, 1995
- ----------------------------------------------------------

Overview
- --------

Total consolidated assets decreased $49.1 million, or 3%, during the first three months of 1996. This decrease included decreases of $21.4 million in interest earning assets and $27.7 million in non-interest earning assets. The decrease in total consolidated assets was comprised primarily of decreases of $60.9 million in cash and cash equivalents, $14.2 million in total securities and $11.5 million in net loans, and was offset by an increase of $44.9 million in net accounts receivable - factoring subsidiary.

The decrease in total consolidated assets is primarily the result of deposit outflows. Total deposits decreased $53.8 million, or 5%. Total consolidated liabilities decreased $51.8 million and included decreases of $15.5 million in interest bearing balances and $36.3 million in non-interest bearing balances. Total equity increased $2.7 million, to $116.4 million, primarily as a result of earnings in excess of dividends declared.

Securities
- ----------

The decrease in total securities primarily consisted of maturities and paydowns during the first three months of 1996 totaling $40.2 million and an increase in the unrealized loss on securities available for sale of $1.9 million. Proceeds from these maturities and paydowns were used to purchase $27.9 million of securities and to fund other investing and financing activities.

Loans
- -----

During the first three months of 1996, total loans decreased $11.8 million, or nearly 2%, with decreases primarily in commercial and foreign loans offset by an increase in real estate loans.

At March 31, 1996 commercial loans totaled $197.3 million of which $33.3 million were asset-based loans at Capital Factors.
Commercial loans decreased $10.0 million, or nearly 5%, reflecting primarily a decrease of $5.0 million in asset-based loans. Such loans are collateralized primarily by receivables owned by the borrowers. The risks associated with asset-based lending are similar to those involved in Capital Factors' traditional factoring activities and primarily involve the credit quality of the receivables accepted as collateral. The experience in monitoring receivables that Capital Factors has gained through its traditional factoring activities is expected to be beneficial in managing this activity.

Foreign loans decreased $4.1 million, or 3%, to $123.5 million, primarily due to the sale of several international loans to other banks in connection with risk management strategies. Loans to foreign banks are derived primarily from the Company's short-term trade finance activities in Central and South America.

Substantially all of the Company's real estate lending is commercial in nature, including construction financing for new residential developments and short-term (5-7 years) first mortgages on income producing properties. Real estate construction loans increased $6.1 million, or 7%, during the first three months of 1996 as a result of new home demand in the Company's South Florida market area. Real estate construction loans totaled $90.5 million at March 31, 1996, while real estate mortgage loans aggregated $145.2 million and $147.1 million at March 31, 1996 and December 31, 1995, respectively.

                          Page 8
- ------------------------------------------------------------------

Consumer loans include installment loans, home equity and other consumer credit lines, and credit cards. Installment financing, primarily of automobiles, represent the largest portion of these loans, amounting to approximately $123.5 million and $123.4 million of total consumer loans at March 31, 1996 and December 31, 1995, respectively. Consumer loans totaled $158.2 million and $159.5 million at March 31, 1996 and December 31, 1995, respectively.

Accounts Receivable - Factoring Subsidiary
- ------------------------------------------

Accounts receivable - factoring subsidiary, net increased $44.9 million, or 14%, to $361.4 million as a result of an overall increase in factoring volume. Capital Factors purchases receivables from its clients and records a liability payable to the clients at the time of such purchase. From time to time, the liability is reduced by advance payments by Capital Factors to the clients, prior to the contractual payment date for the receivables purchased. Such advance payments are interest earning balances of Capital Factors. Interest earning advances, net of client interest bearing credit balances, amounted to $226.6 million at March 31, 1996, compared to $194.3 million at December 31, 1995. Balances due to factoring clients for receivables purchased amounted to $141.6 million and $128.6 million at March 31, 1996 and December 31, 1995, respectively. Non-accrual advances amounted to $2.4 million and $2.2 million at March 31, 1996 and December 31, 1995, respectively, and are considered in the assessment of the allowance for doubtful accounts for adequacy (see "Provision for Credit Losses - Factoring Subsidiary" below).

Cash and Cash Equivalents
- -------------------------

The decrease in cash and cash equivalents was composed of decreases of $35.9 million in cash and due from banks and $25.0 million in federal funds sold and securities purchased under agreements to resell. The decrease in cash and due from banks was primarily due to a net outflow of deposits, including the repayments of $36.0 million in short-term balances which were part of deposits at December 31, 1995.

Deposits
- --------

Total deposits amounted to $985.0 million at March 31, 1996 and $1,038.8 million at December 31, 1995. The decrease in total deposits included decreases of $44.4 million in non-interest bearing deposits and $11.0 million in time deposits. Domestic deposits decreased by $58.5 million primarily as a result of the repayment of $21.0 million in U.S. Treasury demand deposits and $15.0 million in brokered time deposits in January 1996. Such deposits were received and repaid in the normal course of business and this activity is not indicative of any known trends. The remaining decrease in non-interest bearing deposits is the result of deposit outflows in the normal course of business.

The Company does not operate any foreign offices; however, as a result of the activities of the International Division of the Company, foreign customers maintain deposit accounts with the Bank. Deposits by foreign customers amounted to $174.9 million at March 31, 1996 and $170.2 million at December 31, 1995, representing 18% and 16% of total deposits, respectively. The level of these deposits is, in part, related to the level of trade finance activity conducted by the Company, and is also affected by economic trends in foreign countries.

Short-Term Borrowings
- ---------------------

The Company's short-term borrowings primarily represent securities sold under agreements to repurchase on an overnight basis involving retail customers. From time to time, the Company may also access wholesale repurchase sources for seven to 90 day periods for short-term liquidity management purposes. Retail repurchase agreements decreased $6.1 million to $80.1 million during the first three months of 1996.


CAPITAL RESOURCES
- -----------------

Stockholders' equity increased $2.7 million during the first three months of 1996 as a result of net income of $4.4 million offset by an increase in the unrealized loss on securities available for sale of $1.2 million (net of tax) and dividends declared of $622,000.


                          Page 9
- ------------------------------------------------------------------

The Florida Department of Banking and Finance (the "FDBF"), the Federal Deposit Insurance Corporation ("FDIC") and the Board of Governors of the Federal Reserve System ("Federal Reserve") utilize guidelines in assessing the adequacy of capital of financial institutions under their supervision. These guidelines, which include required minimum leverage, Tier One risk-based and total risk-based capital ratios, are considered in regulators' examinations and are reviewed periodically for potential adjustments based upon changes in the economy, financial markets and banking practices. Regulators can take a variety of actions if capital guidelines are not met. Bancorp is supervised by the Federal Reserve. Capital Bank is supervised by the FDIC and the FDBF.

At March 31, 1996 and December 31, 1995, the regulatory capital ratios of the Company and the Bank were as follows:
                                                         Minimum
                                                      Requirement
                Company            Bank                    Of
                  ------------------ ------------------  ---------
                3/31/96 12/31/95   3/31/96   12/31/95
                ------- --------   -------   --------
Leverage ratio   7.64%    7.25%     7.29%     6.97%        3%*

Tier One ratio  10.13%    9.99%     9.65%     9.58%        4%

Total ratio     11.36%   11.24%    10.88%    10.83%        8%

- ------------------
*Banking regulators expect institutions to maintain an excess of 1 to 2% above the minimum.

In the opinion of management, these ratios are sufficient to protect depositors and facilitate future growth. In March 1996, pursuant to discussions with its regulatory authorities, the Company and the Bank began including certain assets of Capital Factors in its capital ratio calculations which historically had not been included. The December 31, 1995 capital ratios have been recalculated to include the Capital Factors' assets. If such assets were not included, the Company's and the Bank's capital ratios would have been higher.

The Company's management continuously reviews capital adequacy. The various alternatives for generating equity from internal and external sources are constantly under review to ascertain the most effective approach for the Company. The Company has traditionally provided most of its capital through retained earnings. For the first three months of 1996 and 1995, the Company's annualized internal capital generation ratio was 13.37% and 13.73%, respectively.

Bancorp currently pays stockholder dividends of 8.33 cents per share per quarter. This dividend policy is dependent upon the ability of the Bank and its subsidiaries to continue the payment of dividends to Bancorp. Unforeseen changes in the financial condition of the Bank and its subsidiaries, or actions by regulatory authorities, could result in changes in the dividend policy.


LIQUIDITY AND ASSET/LIABILITY MANAGEMENT
- ----------------------------------------

Liquidity
- ---------

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

Cash and cash equivalents totaled $153.0 million and $213.9 million at March 31, 1996 and December 31, 1995, respectively. During the first quarter of 1996, the Company utilized $60.4 million and $10.6 million in financing and investing activities, respectively, while generating $10.0 million from operating activities.

                          Page 10
- ------------------------------------------------------------------

During the first three months of 1996, the Company utilized net cash of $60.4 million in its financing activities, primarily as a result of $53.8 million from deposit outflows. The deposit outflows included the repayment of $36.0 million in short-term balances in early 1996, as discussed above. Deposit outflows occurred in the normal course of business and are not indicative of any known trends. Deposits are expected to remain a primary source of liquidity.

The Company's investing activities utilized $10.6 million of cash flows during the first quarter of 1996. Net new advances by Capital Factors amounted to $33.0 million, while loan repayments and sales generated $10.3 million in excess of originations. Additionally, maturities and paydowns of securities in excess of purchases generated $12.3 million of liquidity. Supplementing cash flows, Capital Factors entered into a revolving credit facility with an unaffiliated bank for $40.0 million. At March 31, 1996 Capital Factors had not drawn on this line of credit; however, at April 30, 1996, $21.0 million was outstanding.

In the normal course of business, the Company utilizes various financial instruments with off-balance sheet risk to meet the financing needs of its customers. These off-balance sheet activities include commitments to extend credit, commercial letters of credit and standby letters of credit. The liquidity, credit and market risks associated with these financial instruments are generally managed in conjunction with the Company's balance sheet activities and are subject to normal credit policies, financial controls and risk limiting and monitoring procedures. At March 31, 1996, the Company had outstanding commitments to extend credit, commercial letters of credit and standby letters of credit amounting to $174.2 million, $87.3 million and $16.9 million, respectively. In the normal course of business, some of these commitments may expire without being drawn upon. The Company expects to meet funding requirements resulting from these commitments by using its traditional sources of liquidity.

Liquidity is also necessary at the Bancorp level. The ability of Bancorp to meet debt service requirements, pay dividends to stockholders and satisfy other liquidity needs is primarily dependent on the Bank's ability to continue the payment of dividends. The ability of the Bank to pay dividends is governed by Florida statutes. At periodic intervals, state or federal regulatory agencies routinely examine Bancorp and the Bank as part of their legally prescribed oversight of the banking industry and may further restrict the payment of dividends or other activities by regulatory action. At March 31, 1996 the Bank was not subject to any restrictions other than statutory.

For the remainder of 1996, Bancorp's estimated debt service and stockholder dividend requirements total approximately $2.9 million. At March 31, 1996, Bancorp had available cash balances of $6.5 million. Management believes liquidity at March 31, 1996 was satisfactory.

Asset/Liability Management and Interest Rate Risk
- -------------------------------------------------

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

Maintenance of satisfactory funding levels allows the Company to position itself so that the risks of interest rate fluctuations are decreased. This, together with a high percentage of variable rate assets, provides a more consistent margin between interest earning assets and interest bearing liabilities. For the first three months of 1996, the average yield on interest earning assets was 9.16%. For the first three months of 1996, the average rate paid on interest bearing deposit liabilities was 4.28%, while the average rate paid for other interest bearing liabilities was 6.33%. To the extent that non-deposit liabilities grow faster than deposits, the Company's overall cost of funds will likely rise. At this time, management does not believe these factors will have a significant adverse impact on net interest income.


                          Page 11
- ------------------------------------------------------------------

Following is a summary analysis of maturity and repricing characteristics of the Company's interest earning assets and interest bearing liabilities at March 31, 1996. For purposes of this analysis, regular passbook savings and NOW and money market accounts are included as repricing in 90 days or less. The difference between the maturities and repricing intervals applicable to interest earning assets and interest bearing liabilities is commonly referred to as the "gap."


        INTEREST RATE SENSITIVITY BY MATURITY
                 OR REPRICING DATES
                (In Millions of Dollars)

                         90 days   91-180  181-365    Over
                         or less    days    days    one year  Total
                         -------   ------  -------  --------  -----
Interest earning assets:

Securities               $ 29.9   $ 12.8   $ 35.3  $ 148.3  $ 226.3
Loans(1)                  382.9     57.0     36.2    231.4    707.5
Other earning
  assets(2)               283.7       --       --       --    283.7
                         ------   ------   ------  -------  -------
Total interest
  earning assets          696.5     69.8     71.5    379.7  1,217.5
                         ------   ------   ------  -------  -------

Interest bearing liabilities:
Interest bearing
  deposits                437.4    105.4     92.8     57.5    693.1
Short-term borrowings      80.1       --       --       --     80.1
Long-term debt            176.7       --       --       --    176.7
                         ------   ------   ------  -------  -------
Total interest
  bearing liabilities     694.2    105.4     92.8     57.5    949.9
                         ------   ------   ------  -------  -------

Gap                         2.3    (35.6)   (21.3)   322.2  $ 267.6
                         ------   ------   ------  -------  =======
Cumulative Gap           $  2.3   $(33.3)  $(54.6) $ 267.6
                         ======   ======   ======  =======

- -------------------------

(1) Excludes non-accrual loans of $9.4 million.

(2) Excludes non-accrual advances of $2.4 million.


Interest rates earned and paid on interest bearing assets and liabilities are influenced by both factors outside the control of management, such as current market interest rates (e.g., prime, LIBOR) and factors controlled by management (e.g., rates paid on deposits). Management can further influence net interest income by adjusting the mix of assets and liabilities between fixed and floating rate instruments, or adjusting the duration of these items. To an extent, management's ability to control these factors are contingent upon customer demand or acceptance of the products offered by the Company. At March 31, 1996, the Company's cumulative one-year gap was negative $54.6 million, or approximately 5% of total earning assets. Management does not believe the Company's operating results will be significantly impacted by changes in interest rates over the next year.

                          Page 12
- ------------------------------------------------------------------

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1996 AND 1995
- ------------------------------------------------------------------

General
- -------

The Company recorded net income of $4.4 million for the three months ended March 31, 1996 compared to $3.7 million for the three months ended March 31, 1995. Primary and fully diluted earnings per share both were $.54 for the three months ended March 31, 1996 compared to $.50 for the same period in 1995 (adjusted for the 3-for-2 stock split in the form of a 50% stock dividend declared in June 1995). For the three months ended March 31, 1996, the Company's annualized return on average assets was 1.15% compared to 1.13% for the same period in 1995. The annualized return on average stockholders' equity was 15.34% in 1996 compared to 15.87% in 1995. The increase in income for the three months ended March 31, 1996 compared to the same period in 1995, was primarily a result of lower other operating expenses, higher factoring revenue and improved net interest margin offset by higher provisions for credit losses and higher salaries and employee benefits.

Lines of Business
- --------------------

Set forth below is a summary of operating results for the Company's domestic and international banking activities, as well as its factoring activities. Revenues and expenses relating to factoring activities are generally segregated and are easily identifiable. Non-interest revenues and expenses associated with banking activities include allocations of certain items based on management's assumptions, some of which are subjective in nature. Furthermore, interest income and expense of banking activities reflect funds transfer pricing which, while based on the Bank's actual external costs, may not reflect actual results which may be achieved on a stand-alone basis.

               BUSINESS SEGMENT DATA
             (In Thousands of Dollars)

                            For the Three Months Ended March 31,
                        -------------------------------------------
                                    1996                1995
                                    ----                ----

Interest income and
 non-interest income:
  Domestic banking activities   $   23,518         $   22,055
  Foreign banking activities         3,545              3,547
                                ----------         ----------
      Total banking activities      27,063             25,602

  Factoring activities              13,926             11,106
  Intercompany                      (1,266)(1)         (1,090)(1)
                                ----------         ----------

      Total                     $   39,723         $   35,618
                                ==========         ==========

Income before income taxes:
  Domestic banking activities   $    5,684         $    1,917
  Foreign banking activities            22              2,426
                                ----------         ----------
      Total banking activities       5,706              4,343

  Factoring activities               3,129              3,070
  Corporate and other               (1,754)(2)         (1,507)(2)
                                ----------         ----------

      Total                     $    7,081         $    5,906
                                ==========         ==========

- -------------------------

(1) Inter-company revenues primarily reflects the related interest income on loan balances payable by Capital Factors to Capital Bank.

(2) Corporate and other includes costs associated with various activities and functions, including the operations of Capital Bancorp (parent only), certain senior management of the Bank and other administrative costs.



                          Page 13
- ------------------------------------------------------------------

Interest income derived from domestic banking activities amounted to $19.4 million and $17.4 million for the three months ended March 31, 1996 and 1995, respectively. Net interest income amounted to $12.2 million and $11.9 million in the respective periods. The increase in net interest income in 1996 compared to 1995 was due primarily to higher levels of average earning assets offset by a decline in the net interest margin due to higher funding costs. Non-interest income from domestic banking activities amounted to $4.1 million and $4.6 million in 1996 and 1995, respectively. The decrease in non-interest income in 1996 compared to 1995 was primarily due to a decrease of $399,000 in service charges on deposits. Operating results from domestic activities were higher primarily as a result of lower operating expenses and lower provisions for domestic loan losses. Operating expenses were lower primarily as a result of higher overdraft losses in the first quarter of 1995 relating to the $1.4 million provision for potential losses with one customer. Additionally, based on management's assessment of the allowance for loan losses, a credit of $600,000 was recorded to the allowance for domestic loan losses in 1996 compared to a provision of $1.4 million in 1995. The improved credit quality of the portfolio resulted in a credit to the allowance in 1996.

The Company does not operate any foreign offices. Foreign banking operations principally arise from the Company's trade finance lending to and issuance of letters of credit on behalf of banks and financial institutions located in Central and South America. Interest income from foreign banking activities amounted to $2.4 million and $2.5 million in 1996 and 1995, respectively. Net interest income amounted to $1.4 million and $1.6 million in 1996 and 1995, respectively. Net interest income reflects a decrease in 1996 compared to 1995 primarily as a result of a decrease in the net interest margin. Non-interest income from foreign banking activities primarily represents letter of credit fees and amounted to $1.2 million and $1.0 million in 1996 and 1995, respectively. Operating results from foreign banking activities were also affected by provisions for loan losses, which amounted to $1.2 million in 1996 and a credit of $1.1 million to the allowance for foreign loan losses in 1995. The 1996 provision reflects approximately $1.1 million for certain exposures to a Panamanian bank for which the Central Bank suspended operations during the first quarter. The 1995 credit reflects approximately $1.1 million in recoveries of 1994 charge offs and the improvement of other potential problem foreign loans.

The Company's factoring activities continued to grow in 1996, due primarily to the signing of new clients. Total revenues, which includes interest income and non-interest income, increased 25% over the first quarter in 1995 to $13.9 million for the three months ended March 31, 1996, while operating profits remained relatively unchanged. Non-interest income, which primarily represents factoring commissions, amounted to $6.6 million and $5.2 million in 1996 and 1995, respectively, reflecting increased factored accounts receivable from $441.2 million in 1995 to $564.0 million in 1996. Interest income was $7.4 million and $5.9 million, while net interest income was $3.0 million and $2.5 million in 1996 and 1995, respectively. Growth in average interest earning assets, primarily in advances due to business development, gave rise to these increases. The increases in net interest income and non-interest income were substantially offset by increases in operating expenses and the provision for doubtful accounts. The increase in operating expenses was primarily the result of the expansion of factoring activities. The increase in the provision in 1996 was the result of greater charge offs.

Net Interest Income
- -------------------
The table on pages 16 and 17 set forth information on yields earned and rates paid by the Company for the three month periods ended March 31, 1996 and 1995, and should be reviewed when reading the following net interest income analysis. Yield and interest on tax-exempt loans and securities have been adjusted to reflect tax-equivalent basis using the Federal tax rate of 35%. Loans and accounts receivable on non-accrual status have been included in average balances for purposes of computing average yield or rate. Yields on securities available for sale have been computed based on amortized cost.

Net interest income is the difference between interest, fees and dividends earned on loans and investments and interest paid on deposits and other sources of funds. Net interest income totaled $16.6 million and $16.0 million for the three months ended March 31, 1996 and 1995, respectively. Loan fees included in net interest income amounted to $451,000 and $396,000 in 1996 and 1995, respectively. Net interest income on a fully tax-equivalent basis, including loan fees, totaled $16.9 million in 1996 compared to $16.3 million in 1995.

Net interest income can be viewed as the product of average earning assets and the net interest margin. Net interest income in the first three months of 1996 increased $582,000 over the same period in 1995, comprised of an increase of $3.2 million in interest income offset by an increase of $2.6 million in interest expense. The increase in net interest income was due to an increase in average interest earning assets to $1.238 billion in 1996 from $1.069 billion in 1995, offset by a decline in the net interest margin to 5.47% in 1996 from 6.24% in 1995. Average interest bearing liabilities increased to $945.5 million in 1996 from $815.4 million in 1995. The increase in average interest bearing liabilities occurred primarily in time deposits and long-term borrowings at Capital Factors. While average interest earning assets and average interest bearing liabilities increased approximately 16%,


                          Page 14
- ------------------------------------------------------------------
the decline in the net interest margin primarily reflects a shift in the mix of average interest bearing deposits. Average time deposits increased $127.4 million or 45%, for the first quarter of 1996 to $409.4 million and represented 59% of average total interest bearing deposits. Average time deposits for the first quarter of 1995 totaled $282.0 million and represented 48% of average total interest bearing deposits. Also, contributing to the decline in the net interest margin was the increase in rates paid for interest bearing deposits; 87% of the increase in interest expense was attributable to interest expense on deposits.

See Asset/Liability Management and Interest Rate Risk above for a discussion of factors that may affect net interest income.

                          Page 15
- ------------------------------------------------------------------

                                        YIELDS EARNED AND RATES PAID
                                        (All Dollar Amounts in Thousands)

                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                      --------------------------------------------------------------------------
                                                 1996                                              1995
                                      -----------------------------                  ---------------------------
                                                            Average                                      Average
                                       Average               Yield                   Average              Yield
                                       Balance    Interest  Or Rate                  Balance  Interest   Or Rate
                                      ----------  --------  -------                 --------  --------   -------
ASSETS
Interest earning assets:
  Loans, net of unearned income:
   U.S. Borrowers                     $  576,602  $  14,458  10.08%               $  515,468  $ 12,735    10.02%
   Foreign Borrowers                     133,234      2,398   7.24                   122,043     2,507     8.33
   Tax Exempt                             17,305        697  16.20                    20,450       844    16.75
                                      ----------  ---------  -----                ----------  --------    -----
     Total loans                         727,141     17,553   9.71                   657,961    16,086     9.92

  Accounts receivable
   advances - factoring
   subsidiary                            204,615      6,032  11.86                   171,478     5,388    12.74

         Securities:

  Securities held to maturity:
   Taxable                                20,799        411   7.95                    82,716     1,282     6.29
   Tax-exempt                              3,092         83  10.75                     3,640        97    10.79
  Securities available for sale:
   Taxable                               211,318      3,163   6.02                   128,173     1,914     6.06
  Federal funds sold
   and other interest earning
   assets                                 71,379        976   5.50                    24,960       352     5.72
                                      ----------  ---------  -----                ----------  --------    -----

    Total interest earning
     assets                            1,238,344     28,218   9.16                 1,068,928    25,119     9.53
                                                  ---------                                   --------

Less allowance for loan losses
 and doubtful accounts                   (14,623)                                    (11,280)
Cash and due from banks                   88,208                                      83,600
Due from customers on
  acceptances                             28,565                                      28,687
Other real estate                          6,792                                      13,663
Other assets                             188,207                                     148,317
                                      ----------                                  ----------
    Total                             $1,535,493                                  $1,331,915
                                      ==========                                  ==========

                          Page 16
- ------------------------------------------------------------------

                                           YIELDS EARNED AND RATES PAID
                                       (All Dollar Amounts in Thousands)

                                                            FOR THE THREE MONTHS ENDED MARCH 31,
                                      --------------------------------------------------------------------------
                                                 1996                                            1995
                                      -----------------------------                  ---------------------------
                                                            Average                                      Average
                                       Average               Yield                   Average              Yield
                                       Balance    Interest  Or Rate                  Balance  Interest   Or Rate
                                      ----------  --------  -------                 --------  --------   -------

LIABILITIES AND STOCKHOLDERS'
  EQUITY
Interest bearing liabilities:
 Deposits:
  Savings and Money Market            $  279,467  $   1,711   2.46%               $  310,624  $  1,733     2.26%
  Time                                   409,419      5,619   5.52                   282,002     3,345     4.81
                                      ----------  ---------  -----                ----------  --------    -----

    Total interest bearing
     deposits                            688,886      7,330   4.28                   592,626     5,078     3.47

Short-term borrowings                     79,931        898   4.52                    95,780     1,274     5.39

Long-term borrowings                     176,650      3,139   7.15                   126,980     2,441     7.80
                                      ----------  ---------  -----                ----------  --------    -----
   Total interest bearing
     liabilities                         945,467     11,367   4.84                   815,386     8,793     4.37
                                      ----------  ---------  -----                ----------  --------    -----
Non-interest bearing
  deposits                               305,495                                     289,069
Bank acceptances outstanding              28,565                                      28,687
Other liabilities                        140,531                                     104,502
Stockholders' equity                     115,435                                      94,271
                                      ----------                                  ----------
    Total liabilities and
     stockholders' equity             $1,535,493                                  $1,331,915
                                      ==========                                  ==========
    Net interest earnings/
     yield                                       $  16,851   5.47%                          $ 16,326     6.24%
                                                 =========  =====                           ========    =====

    Net interest spread                                      4.32%                                       5.16%
                                                            ======                                       =====
    Utilization rate                                        80.65%                                      80.25%
                                                           ======                                       =====

                          Page 17
- ------------------------------------------------------------------

Provision for Loan Losses
- -------------------------

The allowance for loan losses is maintained at a level deemed adequate by management to absorb potential loan losses in the portfolio after evaluating the loan portfolio, the financial condition of borrowers, current economic conditions, changes in the nature and volume of the portfolio, past loan loss experience and other pertinent factors. Many of these factors involve a significant degree of estimation and are subject to rapid changes which could be unforeseen by management. As a consequence, the possibility exists that management's evaluation of the adequacy of the allowance could change, and such change could be a material amount, as additional information becomes known. While the Company considers the allowance for loan losses to be adequate at March 31, 1996, management is unable to predict the amount, if any, of future provisions to the allowance. For additional information, see "Allowance for Loan Losses" below.

For the first three months of 1996, the provision for loan losses was $600,000 compared to $375,000 in 1995. The higher provision in 1996 primarily reflects higher levels of provisions for non-performing foreign loans. See "Allowance for Loan Losses" for additional discussion.

Provision for Credit Losses - Factoring Subsidiary
- ----------------------------------------------------

The allowance for doubtful accounts for Capital Factors is maintained at a level deemed adequate to absorb potential losses. The adequacy of the provision for credit losses recorded by Capital Factors is assessed by management based in part on the level of net charge offs relative to accounts receivable purchased. These statistics are believed to be significant indicators of inherent losses because the receivables portfolio turns over approximately seven times each year. Accounts receivable which are past due are charged off unless, in the opinion of management, collection is likely from the customer, client or collateral realization, if any. In making this determination, management considers the quality of the collateral, the creditworthiness of the customer and client, economic conditions and other factors which may be relevant. This statistical assessment is supplemented by a review of the recorded allowance for credit losses at each month end relative to total accounts receivable at month end, taking into consideration specific potential problem accounts, accounts purchased with recourse where payment has not been made by Capital Factors to its client, and other factors which may be relevant.

For the first three months in 1996, the provision for doubtful accounts amounted to $1.1 million compared to $450,000 for the same period in 1995. This increase is primarily the result of greater charge offs. See "Allowance for Doubtful Accounts - Factoring Subsidiary" for additional discussion. For the three months ended March 31, 1996 and 1995, net charge offs as a percentage of accounts receivable purchased was .25% and .06%, respectively. For the same periods, the percentage of provisions for credit losses to accounts receivable purchased was .20% and .11%, respectively. Based on these relationships, and a review of the recorded allowance and accounts receivable at each period end, management believes the provisions and allowance to be adequate to absorb known and inherent losses in the accounts receivable portfolio. Because the assessment of the adequacy of the allowance and provisions for credit losses involve a significant degree of estimation, and are subject to change, future provisions for credit losses may be greater or less than actual charge offs.

Other Income
- ------------

Other income increased $949,000, or 9% for the three months ended March 31, 1996 compared to the same period in 1995. The increase in other income primarily consisted of an increase of $1.3 million in factoring revenues offset by a decrease of $399,000 in service charges on deposits.

The Company, through Capital Factors, operates factoring offices in Fort Lauderdale, Florida, Los Angeles, California, New York, New York and Charlotte, North Carolina. Total accounts receivable factored amounted to $564.0 million and $441.2 million during the first three months of 1996 and 1995, respectively, representing an increase of 27.8%. Factoring commissions amounted to $6.5 million or 55% of total other income for the three months ended March 31, 1996 compared to $5.2 million or 48% of total other income for the same period in 1995. The growth in factoring commissions is attributable to overall expansion of factoring activities.
Although Capital Factors experienced increased commission income as a result of increased factored accounts receivable, commission income as a percentage of factored accounts receivable declined slightly from 1.18% in 1995 to 1.15% in 1996. This decline was primarily the result of lower factoring fees charged to high volume clients in the New York market and a lower fee structure, partly because of high volume clients in the Charlotte market. Capital Factors typically receives lower factoring fees from high volume customers because, among other reasons, high volume clients do not have the same servicing needs as smaller clients, requiring less labor intensive services to be performed by Capital Factors, and because there is increased competition for such clients' business.

                          Page 18
- -------------------------------------------------------------------

Service charges on deposits amounted to $3.0 million or 25% of total other income in the 1996 period compared to $3.4 million or 31% of total other income in 1995. Service charges on deposits decreased mainly due to a decrease of $377,000 in net overdraft charges.

Other Expenses
- --------------

Other expenses decreased $519,000, or 3%, consisting primarily of a decrease of $1.5 million in other operating expenses offset by an increase of $736,000 in salaries and employee benefits. The decrease in other operating expenses primarily reflects the March 1995 $1.4 million provision to reserve for potential losses resulting from overdrafts related to one customer (see further discussion below). The increase in salaries and employee benefits primarily reflects increases at Capital Factors due to expansion of factoring activities.

For the first three months of 1996, provisions for losses on overdrafts totaled $121,000, compared to $1.7 million for the comparable period of 1995. The increased provision for the first quarter of 1995 resulted from one customer who created net overdrafts of approximately $2.7 million in connection with transactions occurring over a period of approximately two weeks. To mitigate the risk that similar losses may occur in the future, internal review and approval procedures were strengthened by management. At March 31, 1996 and December 31, 1995, total overdraft balances amounted to $2.4 million and $3.2 million, respectively, and were included in loans in the consolidated balance sheet. Management does not anticipate any material losses associated with overdraft balances at March 31, 1996.

Provision (Benefit) for Income Taxes
- ------------------------------------

The Company's effective tax rate varies with changes primarily in the derivation of pre-tax income by state, in the proportion of tax exempt income and in corporate tax rates. The provision for income taxes aggregated 38% of pre-tax income for the three months ended March 31, 1996 and 1995.

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

New Accounting Pronouncements
- -----------------------------

In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation." This statement requires certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for them, defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for stock-based compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB Opinion No. 25 must make pro forma disclosures of net income and, if presented, earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. The Company has decided to continue to measure compensation cost for stock-based compensation as prescribed by APB No. 25.


                          Page 19
- ------------------------------------------------------------------

ASSET QUALITY REVIEW
- --------------------

The following table summarizes the Company's non-accrual loans and advances, past due loans, other potential problem loans and restructured loans and assets as of the dates indicated (in thousands of dollars):

                           March 31,                  December 31,
                             1996                         1995
                           ---------                  ------------
Non-accrual
 loans:
   Domestic                $  5,882                    $   4,818
   Foreign                    3,495                        2,072

90 days past due
 or more:
   Domestic                     827                        1,132
   Foreign                       --                           --
                           --------                     --------

     Sub total               10,204                        8,022

Non-accrual advances          2,436                        2,184
                           --------                     --------
     Total                 $ 12,640                     $ 10,206
                           ========                     ========

Other potential
  problem loans            $  7,347                     $  7,697
                           ========                     ========

Restructured
 loans (1)                 $  8,405                     $  8,433
                           ========                     ========

Restructured
 assets (2)                $  3,010                     $  3,137
                           ========                     ========

- -------------------------

(1) Represents troubled debt restructurings as defined by Statement of Financial Accounting Standards No. 15. These loans were in compliance with terms at March 31, 1996.

(2) Represents securities available for sale (at market value) received in connection with restructured foreign loans. These bonds were in compliance with terms at March 31, 1996.


Domestic non-accrual loans aggregated $5.9 million at March 31, 1996, compared to $4.8 million at year end 1995. Domestic non-accrual loans aggregated 1.0% and .8% of total domestic loans at March 31, 1996 and December 31, 1995, respectively. The increase in domestic non-accrual loans resulted primarily from the transfer of three real estate mortgage loans from accrual status to non-accrual status offset by one real estate mortgage loan that was foreclosed upon and transferred to other real estate.

Foreign non-accrual loans aggregated $3.5 million and $2.1 million at March 31, 1996 and December 31, 1995, respectively. Foreign non-accrual loans represented 2.8% and 1.6% of total foreign loans at March 31, 1996 and December 31, 1995, respectively. The increase in foreign non-accrual loans is primarily the results of the transfer of several foreign loans with a Panamanian bank from accrual status to non-accrual status. See "Allowance for Loan Losses" below for additional discussion.

Impaired loans aggregated $9.7 million and $7.8 million at March 31, 1996 and December 31, 1995, respectively. Included in impaired loans at March 31, 1996 and December 31, 1995 were $6.0 million and $5.5 million, respectively, of loans still accruing interest, and $3.7 million and $2.3 million, respectively of non-accrual loans. Those impaired loans that are still accruing interest income are included in other potential problem loans. The increase in impaired loans is primarily the result of loans with a Panamanian bank for which operations were suspended in early 1996 by the National Banking Commission. See "Allowance for Loan Losses" for additional discussion. Those non-accrual loans that are not included in impaired loans are deemed to be well secured in order to fully realize the Bank's investment in these loans.

                          Page 20
- ------------------------------------------------------------------

Advances made by Capital Factors are placed on non-accrual status when the loan balance, including interest, is considered impaired and exceeds the estimated value of the underlying receivables or collateral. Non-accrual advances amounted to $2.4 million at March 31, 1996, compared to $2.2 million at December 31, 1995. See "Provision for Credit Losses - Factoring Subsidiary" above and "Allowance for Doubtful Accounts - Factoring Subsidiary" below for additional information. The increase at March 31, 1996 is due primarily to advances aggregating $1.5 million from one client which were placed on non-accrual status in the first quarter of 1996, and subsequently collected in full. This first quarter increase was offset primarily by the repayment in early 1996 of $1.2 million of advances that were on non-accrual at year end.

ALLOWANCE FOR LOAN LOSSES
- -------------------------

Following is a summary of activity in the allowance for loan losses for the periods indicated (dollar amounts in thousands):

                                      Three Months Ended March 31,
                                      ----------------------------
                                        1996               1995
                                        ----               ----
Allowance for loan
 losses at January 1                  $ 11,789           $  9,210


Loans charged off:
  Real estate - mortgage                    --                (17)
  Commercial and financial                (104)              (271)
  Consumer                                (825)              (368)
                                      --------           --------
   Total loans charged off                (929)              (656)
                                      --------           --------
Recoveries on loans
 previously charged off:
  Real estate - mortgage                    10                  9
  Commercial and financial                  76                184
  Consumer                                  86                116
  Foreign                                   --              1,118
                                      --------           --------
    Total recoveries                       172              1,427
                                      --------           --------
    Net loans (charged off)
     recovered                            (757)               771
                                      --------           --------
Additions to allowance
 charged to operating
 expense                                   600                375
                                      --------           --------
Allowance for loan
 losses at March 31                   $ 11,632           $ 10,356
                                      ========           ========

Average amount of
 loans outstanding
 for the year                         $727,141           $657,961
                                      ========           ========
Ratio of net loans
 charged off (recovered) to average
 loans outstanding for
 the period (1) (2)                        .42%              (.48)%
                                      ========           ========

- ---------------------

(1)  Before deduction of allowance for loan losses.

(2)  Annualized.




During the first quarter of 1996, domestic loan charge offs generally increased compared to the same period in 1995 as a result of increases in consumer loan charge offs. To a lesser extent, recoveries of previously charged off domestic loans decreased.

                          Page 21
- ------------------------------------------------------------------

In the first quarter of 1995, the Company received bonds issued by the government of Ecuador in connection with a restructuring of that country's foreign debt. These bonds had a face amount of $6.6 million and were received in exchange for $3.9 million in loans (plus several years past due interest), $3.5 million of which was previously charged off. In the first quarter of 1995, a portion of these bonds were sold. Proceeds in excess of the remaining loan balance were recorded as loan recoveries at the time of receipt. The Company has not conducted non-trade foreign lending of the type which gave rise to these loans since the 1980s and currently has no plans to do so. At March 31, 1996, the Company had no restructured or non-performing non-trade foreign loans. Due to the foreign recoveries in 1995, the ratio of net charge offs to average loans is significantly impacted. Excluding this foreign loan activity, this ratio would have been .21% in 1995 compared to .42% in 1996.

The allowance for loan losses totaled $11.6 million and $11.8 million at March 31, 1996 and December 31, 1995, respectively, representing 1.6% of outstanding loans at both dates. The ratio of the allowance for loan losses to non-accrual loans was 124% at March 31, 1996 compared to 171% at December 31, 1995. The ratio of the allowance to total non-performing loans (non-accrual loans and loans past due 90 days or more) was 114% and 147% at March 31, 1996 and December 31, 1995, respectively. The decrease in these ratios reflects higher non-accrual loan balances for foreign loans as well as domestic loans. At March 31, 1996 the total allowance included $2.6 million allocated for foreign loans, $8.9 million allocated for domestic exposure and $132,000 unallocated. At December 31, 1995 the foreign allocation was $1.4 million, domestic was $9.9 million and $489,000 was unallocated.

The allowance allocated for foreign loans at March 31, 1996 includes $1.0 million for the estimated loss exposure relating to $1.9 million in non-accrual loans to one Argentine bank, $1.1 million for the estimated loss exposure relating to $1.4 million in non-accrual loans to one Panamanian bank and approximately $500,000 for other foreign exposure. These Argentine and Panamanian bank loans arose from trade-related transactions, as do substantially all of the Company's foreign loans. The increase in the allocation in the allowance for foreign loan losses relates to the exposure with the Panamanian bank mentioned above. During 1996 supervision of the borrower was taken over by the Panamanian government. Based on an assessment of all information currently available, including discussions with the Central Bank of Argentina, discussions with third parties regarding the purchase of the Company's interest in the Argentine non-accrual loans, discussions with the National Banking Commission of Panama and overall loss history, management believes the allowance allocated for foreign loans at March 31, 1996 to be adequate. It is possible, however, that future deterioration in the repayment capacity of Argentine or other foreign borrowers could result in additional non-performing loans and additions to the allowance for loan losses in amounts not determinable at this time.

The allowance allocated for domestic loans decreased as a result of management's evaluation of potential problem loans in the commercial and real estate mortgage portfolio at March 31, 1996. Management does not believe the composition of domestic potential problem loans represents deteriorating trends, but are isolated to specific borrowers.

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


ALLOWANCE FOR DOUBTFUL ACCOUNTS - FACTORING SUBSIDIARY
- ------------------------------------------------------

Following is a summary of the activity in the allowance for doubtful accounts for the periods indicated (in thousands of dollars).

                                     Three Months Ended March 31,
                                     ---------------------------
                                        1996               1995
                                        ----               ----
Allowance for doubtful accounts
  at January 1                       $  2,981            $  1,774
Provision for credit losses             1,100                 450
Charge offs                            (1,488)               (406)
Recoveries                                 91                 200
                                    ---------            --------

Allowance for doubtful accounts
  at March 31                       $   2,684            $  2,018
                                    =========            ========


                          Page 22
- ------------------------------------------------------------------

The accounts receivable portfolio turns over approximately seven times each year. Due to charge off policies and the frequency of this turnover, actual losses are believed to bear a direct relationship to accounts receivable purchased volume. Charge offs, as well as the provision, increased in the first quarter of 1996 as compared to the same period in 1995 primarily as a result of increased volume and the bankruptcy of a customer of a factoring client, which resulted in a $600,000 charge off for the period.

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

                          Page 23
- ------------------------------------------------------------------

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

The plaintiffs in this matter appealed the court's decision to stay the proceedings until the independent committee has a reasonable time to complete its review of the allegations. The appeal was denied on April 30, 1996.

In addition to the matter set forth above, various legal actions and proceedings are pending or are threatened against the Company, Capital Bank and Capital Factors, some of which seek relief or damages in amounts that are substantial. Unlike the aforementioned matter, however, these actions or proceedings arose in the ordinary course of business. Due to the complex nature of some of these matters, it may be a number of years before they are ultimately resolved. After consultation with legal counsel, management believes the aggregate liabiltiy, if any, to the Company, the Bank and/or Capital Factors resulting from such pending or threatened actions and proceedings will not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.


Item 5.  Other Information
- ---------------------------

On May 9, 1996, Capital Factors Holding, Inc., the wholly owned subsidiary of the Bank and the holding company for Capital Factors, Inc., filed a registration statement with the Securities and Exchange Commission relating to the proposed initial public offering of 2,000,000 shares of its Common Stock, representing approximately 17% of the outstanding shares of Capital Factors Holding, Inc. after giving effect to the offering. Oppenheimer & Co., Inc. will manage the underwriting group. An over-allotment option could increase the size of the offering to 2,300,000 shares of Common Stock. It is anticipated that net proceeds from the offering will be used to reduce outstanding indebtedness to the Bank.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)    Exhibit 11 - Calculation of Earnings Per Share - Page 26

       Exhibit 27 - Financial Data Schedule - This exhibit is incorporated by reference to Exhibit 27 set forth in the March 31, 1996 Form 10-Q electronically filed on May 15,
       1996.

(b) No Current Reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.



                           Page 24
- ------------------------------------------------------------------

                        SIGNATURES
                        ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   May 15, 1996                   By: /s/ Lucious T. Harris
                                       -------------------------
                                       LUCIOUS T. HARRIS
                                       Senior Vice President and
                                       Treasurer
                                       (Principal Financial and
                                       Accounting Officer)



                          Page 25
- ------------------------------------------------------------------