Form 10-K/A
period 1995-12-31
CAPITAL BANCORP/FL
filed 1996-05-17
CIK 702164

                                 FORM 10-K/A

                               Amendment No. 1

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [ ]

As of March 25, 1996, the aggregate market value of the shares of the Registrant's Common Stock held by non-affiliates of the Registrant was $169,210,325. (This number is based on reported beneficial ownership by all directors and executive officers of the Registrant and holders of 5% or more of the Registrant's Common Stock. This determination does not, however, constitute an admission of affiliate status for any of these individual shareholders).

As of March 25, 1996, the Registrant had outstanding 7,461,279 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

The following items of the Registrant's Form 10-K for the year ended December 31, 1995 are hereby amended to read in their entirety as follows:


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

                                    TABLE 8
                             BUSINESS SEGMENT DATA
                           (In Thousands of Dollars)


                                         For the Year Ended December 31,
                                  -------------------------------------------
                                      1995             1994            1993
                                      ----             ----            ----
Interest income and
 non-interest income:
  Domestic banking activities     $   95,023       $   83,634      $   78,462
  Foreign banking activities          14,396           11,692          15,031
                                  ----------       ----------      ----------
      Total banking activities       109,419           95,326          93,493

  Factoring activities                50,894           37,253          30,967
  Intercompany                        (4,876)(1)       (6,068)(1)      (6,991)(1)
                                  ----------       ----------      ----------
      Total                       $  155,437       $  126,511      $  117,469
                                  ==========       ==========      ==========

Income before income taxes:
  Domestic banking activities     $   15,450       $   14,016      $   11,101
  Foreign banking activities           4,240            4,799           5,135
                                  ----------       ----------      ----------
      Total banking activities        19,690           18,815          16,236

  Factoring activities                14,227           10,855           7,538
  Corporate and other                 (6,355)(2)       (8,492)(2)      (6,637)(2)
                                    ----------       ----------      ----------

      Total                       $   27,562       $   21,178      $   17,137
                                  ==========       ==========      ==========


                                  Average Balance for the Year Ended December 31
                                  ----------------------------------------------
                                      1995             1994            1993
                                      ----             ----            ----
Identifiable assets:
  Domestic banking                $1,008,845       $1,009,378      $  993,409
  Foreign banking                    132,704          101,438         141,268
                                  ----------       ----------      ----------
      Total Banking                1,141,549        1,110,816       1,134,677

  Factoring                          337,118          250,147         206,328
  Intercompany                       (49,524)(1)      (86,030)(1)    (110,188)(1)
                                  ----------       ----------      ----------

      Total assets                $1,429,143       $1,274,933      $1,230,817
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

(2) All foreign outstandings are denominated in U.S. dollars, except for certain other assets amounting to $92.7 thousand, $92.1 thousand and $87.3 thousand at December 31, 1995, 1994 and 1993, respectively.

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

                                    TABLE 18
                       SUMMARY OF SELECTED ASSET QUALITY
                         STATISTICS OF CAPITAL FACTORS
               (Dollar Amounts in Thousands, except as indicated)

                                                    As of December 31,
                             -----------------------------------------------------------
                                 1995       1994        1993        1992        1991
                                 ----       ----        ----        ----        ----
Accounts receivable past due
 more than 60 days                 4.85%       4.69%       4.85%       6.08%       6.72%
Accounts receivable turnover
 in days                             53          53          52          55          56
Provision for credit
 losses                         $ 2,235     $ 2,235     $ 2,645     $ 3,150    $  2,550
Charge offs                     $ 1,625     $ 3,148     $ 3,385     $ 3,476    $  1,515
Allowance as a % of
 accounts receivable                .92%        .71%        .97%       1.21%       1.81%
Accounts receivable purchased
 (for the year ended in
  millions of dollars)(1)       $ 2,001     $ 1,537     $ 1,327     $ 1,058    $    825

Charge offs as a % of accounts
 receivable purchased(1)           0.09%       0.21%       0.26%       0.33%       0.18%

Provision for credit losses as
 a % of accounts receivable
 purchased(1)                      0.12%       0.15%       0.20%       0.30%       0.31%

- ----------------
    (1) Accounts receivable purchased for 1995 and 1994 include certain receivables which are collateral for those asset-based loans for which Capital Factors provides factoring-type services.



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
                                         ========       ========

In June, 1994, December, 1994 and July, 1995, Capital Factors Financing
Trust issued $100,000,000, $25,000,000 and $50,000,000, respectively, of
Variable Rate Asset Backed Certificates ("senior certificates") with maturity dates of December 1999, June 2000 and January 2001. The senior certificates bear an interest rate of LIBOR plus 1.25% before transaction costs (approximately 7.19% at December 31, 1995, excluding transaction costs of 0.37%). Interest is payable monthly. The senior certificates are secured by interest earning advances which totaled $199.0 million at December 31, 1995. Capital Factors, Inc. services and administers these advances and related receivables under an agreement entered into by and among Bankers Trust Company as Trustee, CF Funding Corp. and Capital Factors, Inc. The senior certificates may not be redeemed prior to maturity, and are subject to acceleration if certain collateral requirements are not maintained. Deferred issuance costs of $2.6 million are being amortized over the terms of the related series. In addition, in March 1996, Capital Factors, Inc. entered into a revolving credit facility with an unaffiliated bank for $40 million, the funding of which is subject to certain conditions which have not yet been fulfilled.

Other long-term debt includes an unsecured term loan amounting to $1,650,000 and $1,980,000 at December 31, 1995 and 1994, payable to an affiliate of a principal shareholder.

(11) Stock Option Plan:

In 1992, the Company adopted a stock option plan to replace the previous plan which was adopted in 1982. No additional shares may be granted under the 1982 plan. Under the 1992 plan, options for the purchase of a maximum of 2,203,503 shares, as adjusted for stock splits, may be granted to certain key employees and directors at not less than the fair market value of such shares on the date of grant. Options granted are immediately exercisable and generally terminate five years from date of grant. The plan also provides for the granting of stock appreciation rights, none of which is outstanding.

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


                                            CAPITAL BANCORP


DATE: May 17, 1996                          BY:   /s/LUCIOUS T. HARRIS
                                            ---------------------------
                                            LUCIOUS T. HARRIS, Treasurer
                                             (Principal Financial and
                                             Accounting Officer)