Form 10-Q
period 1996-06-30
CAPITAL BANCORP/FL
filed 1996-08-14
CIK 702164

=================================================================
                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549

                          FORM 10-Q
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended June 30, 1996

                              OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file no. 2-26080

                        CAPITAL BANCORP
     ------------------------------------------------------
    (Exact name of registrant as specified in its charter)

           FLORIDA                                  59-2160717
- ------------------------------               ---------------------
(State or other Jurisdiction of                 (I.R.S. Employer
incorporation or organization)              Identification Number)

         1221 Brickell Avenue, Miami, Florida           33131
- -------------------------------------------------------------------
        (Address of Principal Executive Offices)      (Zip Code)


                            (305) 536-1500
         ----------------------------------------------------
          (Registrant's telephone number, including area code)

         -----------------------------------------------------
         (Former name, former address and former fiscal year,
                     if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
____X___  Yes   ______  No

As of August 7, 1996, there were 7,470,192 shares of the
registrant's Common Stock outstanding.
=================================================================

ITEM 1.            PART I.  FINANCIAL INFORMATION
                 CAPITAL BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CONDITION
                     (In Thousands of Dollars)
                                        June 30,      December 31,
                                          1996            1995
                                     -----------     ------------
                                        (Unaudited)     (Audited)
ASSETS
   Cash and due from banks              $   97,617      $  138,903
   Federal funds sold and
     securities purchased
     under agreement to resell              90,000          75,000
                                        ----------      ----------
       Cash and cash equivalents           187,617         213,903
                                        ----------      ----------
   Securities held to maturity
   (market value 6/30/96 - $31,404,
      12/31/95 - $ 24,173)                  31,356          23,496
   Securities available for sale
     (at market value)                     200,687         217,008
                                        ----------      ----------
       Total securities                    232,043         240,504
                                        ----------      ----------

   Loans                                   748,693         728,679
     Less allowance for loan losses         (8,949)        (11,789)
     Less unearned income                   (2,718)         (2,636)
                                        ----------      ----------
        Loans, net                         737,026         714,254
                                        ----------      ----------
   Accounts receivable -
     factoring subsidiary, net             374,671         316,506
   Premises and equipment, net              32,864          33,558
   Due from customers on acceptances        31,412          32,413
   Other real estate                         4,056           6,837
   Accrued interest and other assets        34,835          31,740
                                        ----------      ----------
       Total assets                     $1,634,524      $1,589,715
                                        ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits:
     Non-interest bearing deposits      $  297,084      $  336,202
     Savings and money market deposits     282,224         283,893
     Time deposits                         454,923         418,660
                                        ----------      ----------
       Total deposits                    1,034,231       1,038,755
                                        ----------      ----------
   Funds purchased and securities sold
       under agreements to repurchase       87,110          86,133
   Bank acceptances outstanding             31,412          32,413
   Due to clients - factoring subsidiary   139,577         128,578
   Long-term debt                          205,620         176,650
   Other liabilities                        16,166          13,461
                                        ----------      ----------
       Total liabilities                 1,514,116       1,475,990
                                        ----------      ----------
   Stockholders' equity:
     Common stock, $1.00 par value
       Authorized - 20,000,000 shares
       Issued and outstanding -
       7,469,781 shares - 6/30/96,
       7,453,080 shares - 12/31/95           7,470           7,453
     Capital surplus                         8,282           8,151
     Retained earnings                     106,442          98,119
     Unrealized (loss) gain on
       securities available for sale        (1,786)              2
                                        ----------      ----------
       Total stockholders' equity          120,408         113,725
                                        ----------      ----------
       Total liabilities and
         stockholders' equity           $1,634,524      $1,589,715
                                        ==========      ==========
See accompanying notes to consolidated financial statements.

                CAPITAL BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
          (In Thousands of Dollars Except Per Share Data)
                         (Unaudited)
                             Three Months Ended    Six Months Ended
                                  June 30,             June 30,
                            -------------------  ------------------
                              1996       1995      1996      1995
                            -------     -------  -------    -------
INTEREST INCOME:
   Loans                    $17,588     $16,477  $34,897    $32,267
   Advances-factoring
     clients                  6,860       5,795   12,892     11,183
   Taxable securities         3,716       3,169    7,290      6,365
   Tax-exempt securities         53          58      107        121
   Federal funds sold and
    other short-term
      investments             1,463         690    2,439      1,042
                            -------     -------  -------    -------
     Total interest income   29,680      26,189   57,625     50,978
                            -------     -------  -------    -------
INTEREST EXPENSE:
   Savings and money
     market deposits          1,751       1,677    3,462      3,410
   Time deposits              5,977       4,484   11,596      7,829
   Short-term borrowings        933       1,190    1,838      2,475
   Long-term debt             3,613       2,504    6,745      4,934
                            -------     -------  -------    -------
     Total interest expense  12,274       9,855   23,641     18,648
                            -------     -------  -------    -------

      Net interest income    17,406      16,334   33,984     32,330
   Provision for loan losses  1,700         375    2,300        750
   Provision for doubtful
    accounts-factoring
    subsidiary                1,000         500    2,100        950
                            -------     -------  -------    -------
      Net interest income
        after provisions     14,706      15,459   29,584     30,630
                            -------     -------  -------    -------

OTHER INCOME:
   Factoring revenues         7,284       5,529   13,764     10,724
   Service charges on
      deposits                3,166       3,199    6,128      6,560
   Fees on letters of credit  1,037       1,099    2,180      2,010
   Securities gains              --          12       --         12
   Other operating income     1,966       1,349    3,159      2,711
                            -------     -------  -------    -------
      Total other income     13,453      11,188   25,231     22,017
                            -------     -------  -------    -------

OTHER EXPENSES:
   Salaries and employee
      benefits               10,003       9,511   20,029     18,801
   Occupancy expense, net     2,073       1,871    4,089      3,690
   Other operating
      expenses, net           7,481       8,918   15,014     17,903
                            -------     -------  -------    -------
      Total other expenses   19,557      20,300   39,132     40,394
                            -------     -------  -------    -------

   Income before
      income taxes            8,602       6,347   15,683     12,253
   Provision for income taxes 3,437       2,375    6,116      4,592
                            -------     -------  -------    -------

   Net income               $ 5,165     $ 3,972  $ 9,567    $ 7,661
                            =======     =======  =======    =======

   Earnings per common and common
      equivalent share:
         Primary            $   .64     $   .53  $  1.18    $  1.03
                            =======     =======  =======    =======
         Fully diluted      $   .64     $   .53  $  1.18    $  1.03
                            =======     =======  =======    =======

   Cash dividends declared per
     share of common stock  $ .0833     $ .0833  $ .1666    $ .1666
                            =======     =======  =======    =======

   See accompanying notes to consolidated financial statements.

              CAPITAL BANCORP AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (In Thousands of Dollars)
                          (Unaudited)
                                               Six Months Ended
                                                    June 30,
                                            ----------------------
                                               1996         1995
                                             --------    --------
Cash flows from operating activities:
   Net income                                $  9,567    $  7,661
   Adjustments to reconcile net income to net
      cash provided by operating activities:
   Provision for loan losses                    2,300         750
   Provision for doubtful
      accounts-factoring subsidiary             2,100         950
   Depreciation and amortization                2,405       1,922
   Net (gains) losses on other real estate       (327)        819
   Securities gains                                --         (12)
   Loss (gain) on disposal of premises
      and equipment                                16         (33)
   Increase in accrued interest
      and other assets                         (2,038)       (943)
   Increase in other liabilities                2,703       3,165
                                             --------    --------
      Net cash provided by
        operating activities                   16,726      14,279
                                             --------    --------
Cash flows from investing activities:
   Proceeds from maturities of securities
      held to maturity                          6,096      16,620
   Purchase of securities held to maturity    (14,000)         --
   Proceeds from maturities of securities
      available for sale                       58,027      14,107
   Purchase of securities available for sale  (44,539)     (7,000)
   Net increase in loans                      (25,669)    (36,732)
   Proceeds from sale of premises
     and equipment                                  9          76
   Purchase of premises and equipment          (1,704)     (3,492)
   Proceeds from sale of other real estate      4,364       3,553
   Improvements to other real estate             (571)       (889)
   Increase in accounts receivable-factoring
      subsidiary (net of due to clients)      (49,354)     (9,488)
                                             --------     --------
      Net cash used in investing activities   (67,341)    (23,245)
                                             --------     --------
Cash flows from financing activities:
   Net (decrease) increase in deposits         (4,524)     70,142
   Net increase (decrease) in Federal funds
     purchased and securities sold under
      agreements to repurchase                    977        (783)
   Proceeds from issuance of long-term debt    29,300          --
   Repayment of long-term debt                   (330)       (330)
   Cash dividends paid                         (1,242)     (1,189)
   Proceeds from exercise of stock options        148         561
   Redemption of fractional shares after
      3-for-2 stock split                          --          (2)
                                             --------    --------
      Net cash provided by
        financing activities                   24,329      68,399
                                             --------    --------

Net (decrease) increase in cash
   and cash equivalents                       (26,286)     59,433

Cash and cash equivalents at
   beginning of period                        213,903     106,712
                                             --------    --------

Cash and cash equivalents at end of period   $187,617    $166,145
                                             ========    ========
Supplemental Disclosures

Cash paid during the period for:
   Interest                                  $ 23,753    $ 18,150
                                             ========    ========

   Income taxes                              $  5,530    $  5,287
                                             ========    ========
Non-cash activities:
   Decrease (increase) in the unrealized
     loss on securities available for sale,
     net of applicable taxes (benefits) in
     1996 - $(1,057) and in 1995 - $1,419    $ (1,788)   $  2,401
                                             ========    ========
   Loans and advances transferred
     to other real estate                    $    685    $  1,104
                                             ========    ========
See accompanying notes to consolidated financial statements.

                CAPITAL BANCORP AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 1996

NOTE 1:  Basis of Presentation
- ------------------------------

The Consolidated Statements of Condition for Capital Bancorp and Subsidiaries (the "Company") as of June 30, 1996 and December 31, 1995, the Consolidated Statements of Income for the three- and six-month periods ended June 30, 1996 and 1995 and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1996 and 1995 included in this Form 10-Q have been prepared by the Company in conformity with the instructions to Form 10-Q and
Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited except for the Consolidated Statement of Condition as of December 31, 1995. Certain amounts in the December 31, 1995 Consolidated Statement of Condition have been reclassified to conform with the June 30, 1996 consolidated financial statement presentation.

The accounting policies followed for interim financial reporting are consistent with the accounting policies set forth in Note 1 to the Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of Capital Bancorp ("Bancorp"), Capital Bank (the "Bank") and its subsidiaries, and Capital Factors Holding, Inc. and its subsidiaries ("Capital Factors"). All significant inter-company transactions and balances have been eliminated in consolidation.
In the opinion of management, the interim consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information contained therein. The interim results of operations are not necessarily indicative of the results which may be expected for the full year.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation." This statement requires certain disclosures about stock-based employee compensation regardless of the method used to account for it, defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for stock-based compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method set forth in APB Opinion No. 25 must make pro forma disclosures of net income and, if presented, earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date, or other measurement date, over the amount an employee must pay to acquire the stock. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. The Company has decided to continue to measure compensation cost for stock-based compensation as prescribed by APB No. 25.

NOTE 2: Risk Elements - Loans and Advances
- ------------------------------------------

Foreign Outstandings
- --------------------

Foreign outstandings included in the loan portfolio consisted of the following (in thousands of dollars):

                                 June 30,            December 31,
                                   1996                  1995
                              --------------       ----------------
   Performing trade credits     $115,930               $124,501
   Other performing loans          3,083                  1,050
   Non-accrual loans                 123                  2,072
                                --------               --------
                                $119,136               $127,623
                                ========               ========

Performing trade credits consist primarily of refinanced letters of credit, acceptances purchased and pre-export financings principally to banks that are located in foreign countries. Cash collateral maintained at the Bank as offsets to outstanding foreign loans totaled $22.9 million at June 30, 1996 compared to $19.2 million at year end 1995. In addition to the outstanding foreign loans, at June 30, 1996 and December 31, 1995 there were $14.3 million and $29.6 million, respectively, due primarily from foreign customers on acceptances, offset by $1.5 million and $4.3 million, respectively, of cash collateral maintained at the Bank.

Cross border outstandings include loans, acceptances, acceptances purchased, pre-export financings and other interest bearing assets. The following is a list of cross border outstandings at June 30, 1996 and December 31, 1995 for those countries for which the total amount of outstandings, net of (a) any written guarantees of principal or interest by domestic or other non-local third parties (other than the foreign government) and (b) the value of any tangible liquid collateral that may be netted against the outstandings, that exceeded 1% of consolidated total assets (in thousands of dollars):

                   June 30,                          December 31,
                     1996                                1995
                  -----------                        -----------
   Brazil           $21,345         Argentina           $16,350
   Peru              21,094         Brazil               23,187
                                    Guatemala            18,114
                                    Peru                 18,510
                    -------                             -------
                    $42,439                             $76,161
                    =======                             =======

At June 30, 1996, the Bank had cross border outstandings to El Salvador and Guatemala aggregating $13.2 million and $10.4 million, respectively, which exceeded .75%, but were less than 1% of consolidated total assets. At December 31, 1995, the Bank had cross border outstandings to Ecuador and El Salvador aggregating $14.4 million and $13.6 million, respectively, which exceeded .75%, but were less than 1% of consolidated total assets.

At June 30, 1996 and December 31, 1995, the Bank held other interest earning assets totaling $7.2 million issued by debtors located in foreign countries.

Impaired Loans
- --------------

Effective June 30, 1996, the Company revised its definition of "impaired" loans to include all loans that are on non-accrual status (excluding consumer loans, which are collectively evaluated). In addition, one loan for $4.6 million previously categorized as impaired, but which was not on non-accrual status, was removed from the impaired category. Prior period information has been revised to conform with the current definition. This revision did not have an impact on the provision for loan losses although a reclassification of the allocation of the allowance for impaired loans was required.

At June 30, 1996 and December 31, 1995, the recorded investment in loans that were considered impaired under SFAS No. 114 was $5.1 million and $5.9 million, respectively. Measurement for impairment of $372,000 and $2.4 million at June 30, 1996 and December 31, 1995, respectively, of these loans was based on the present value of projected cash flows, and the remainder was measured based on the estimated value of collateral. These loans required a SFAS No. 114 reserve for possible credit losses of $1.5 million and $2.2 million, which is included within the overall allowance for loan losses at June 30, 1996 and December 31, 1995, respectively. The average recorded investment in impaired loans during the six months ended June 30, 1996 and 1995 was $7.6 million and $5.3 million, respectively. For the six months ended June 30, 1996 and 1995, the Company recognized interest income on these loans of $50,000 and $18,000, respectively, all of which related to accrual basis loans.

At June 30, 1996 and December 31, 1995, the recorded investment in client advances that were considered impaired under SFAS No. 114 was $766,000 and $2,184,000, respectively, all of which were on non-accrual status at the respective dates. Measurement for impairment was based on the estimated value of collateral. These advances required a SFAS No. 114 reserve for possible credit losses of $25,000 and $134,000 at June 30, 1996 and December 31, 1995,
respectively, which is included within the overall allowance for doubtful accounts.

Non-accrual and Past Due Loans and Advances
- -------------------------------------------

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

At June 30, 1996 there were $788,000 of loans that were over 90 days past due and still accruing interest, as compared to $1.1 million at December 31, 1995. Included in loans 90 days past due and still accruing interest were commercial and consumer loans of $767,000 and $21,000, respectively, at June 30, 1996 as compared to real estate, commercial and consumer loans of $689,000, $281,000 and $162,000, respectively, at December 31, 1995. There were no real estate loans 90 days past due and still accruing interest at June 30, 1996. Loans which are over 90 days past due and still accruing interest are in the process of collection and are deemed to be well secured.

Following is a summary of non-accrual loans and advances (in thousands of dollars):

                                        June 30,      December 31,
                                         1996             1995

                                      -----------     ------------
   Commercial loans                     $ 1,185          $ 1,164
   Foreign loans                            123            2,072
   Real estate loans                      2,510            1,664
   Consumer loans                         1,242            1,990
                                        -------          -------
   Total                                  5,060            6,890

   Advances                                 766            2,184
                                        -------          -------
   Total non-accrual loans
      and advances                      $ 5,826          $ 9,074
                                        =======          =======

The decrease in non-accrual loans is primarily the result of the charge off of $1.9 million in foreign loans, the transfer to other real estate of two loans totaling $773,000 and charge offs of consumer loans in excess of new consumer loan transferred to non-accrual status. The decrease in non-accrual loans was offset by the transfer of three real estate loans totaling $1.6 million from accrual status to non-accrual status. Also charged off in the second quarter were several loans totaling $1.4 million with a Panamanian bank that had been transferred to non-accrual status in the first quarter of 1996. The decrease in non-accrual advances is the result of the repayment of $1.2 million of advances that were on non-accrual at year end. Management has instituted collection procedures in connection with non-accrual loans and advances and has established allowances for loan losses and doubtful accounts deemed adequate to absorb potential losses, based on information currently available. Many of the factors considered in management's determination as to the adequacy of the allowances involve a significant degree of estimation and are subject to rapid changes that may be unforeseen by management. Changes to these factors could result in future adjustments to the allowance for loan losses.


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

NOTE 4:  Subsequent Event
- -------------------------

On July 16, 1996, Capital Factors Holding, Inc. completed an initial public offering of 2,000,000 shares of its Common Stock at a public offering price of $8.50 per share. Prior to this offering, all of the Common Stock was owned by the Bank. On August 2, 1996, the underwriting syndicate exercised its option to acquire an additional 300,000 shares of Common Stock. The net proceeds from the offering, which totaled approximately $17.7 million, were used to reduce Capital Factors Holding, Inc.'s indebtedness to the Bank under an outstanding line of credit. As a result of the offering, the Bank's ownership of Capital Factors Holding, Inc. has been reduced to approximately 81% of the outstanding Common Stock. The Common Stock is listed for trading on the Nasdaq National Market under the symbol "CAPF."

ITEM 2.
              MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             CAPITAL BANCORP AND SUBSIDIARIES

INTRODUCTION
- ------------

Capital Bancorp ("Bancorp") is a bank holding company which conducts operations principally through Capital Bank (the "Bank"), a wholly-owned subsidiary, and Capital Factors Holding, Inc., a subsidiary of the Bank. The Bank operates a commercial banking franchise through 28 offices located in the South Florida area. Capital Factors Holding, Inc. and its subsidiaries ("Capital Factors") are principally engaged in providing receivables-based commercial financing and related fee-based credit, collection and management information services through offices located in Ft. Lauderdale, Florida, New York, New York, Los Angeles, California and Charlotte, North Carolina. Subsequent to June 30, 1996, Capital Factors Holding, Inc. issued 2,300,000 shares of its Common Stock in an initial public offering, reducing the Bank's ownership percentage from 100% to approximately 81%.

Throughout this discussion, Bancorp and its subsidiaries are collectively referred to as the "Company."

FINANCIAL CONDITION - JUNE 30, 1996 VS. DECEMBER 31, 1995
- ---------------------------------------------------------

Overview
- --------

Total consolidated assets increased $44.8 million, or 3%, during the first six months of 1996, which included an increase of $62.0 million in interest earning assets offset by a decrease of $17.2 million in non-interest earning assets. The increase in total consolidated assets was comprised primarily of increases of $58.2 million in net accounts receivable - factoring subsidiary and $22.8 million in net loans offset by decreases of $26.3 million in cash and cash equivalents and $8.5 million in total securities. The increases in accounts receivable and loans were primarily funded by additional borrowings of Capital Factors. Total consolidated liabilities increased $38.1 million and included an increase of $64.5 million in interest bearing balances offset by a decrease of $26.4 million in non-interest bearing balances. Total stockholders' equity increased $6.7 million, to $120.4 million, primarily as a result of earnings in excess of dividends declared.

Securities
- ----------

The decrease in total securities consisted primarily of maturities and paydowns during the first six months of 1996 totaling $64.1 million and an increase in the unrealized loss on securities available for sale of $2.8 million. Proceeds from these maturities and paydowns were primarily used to purchase $58.5 million of securities.

Loans
- -----

During the first six months of 1996, total loans increased $20.0 million, or nearly 3%, with increases primarily in commercial, installment and real estate loans offset by a decrease in foreign loans.

At June 30, 1996, commercial loans totaled $217.5 million, $44.4 million of which were asset-based loans at Capital Factors. Commercial loans increased $10.1 million, or 5%, reflecting primarily an increase of $6.1 million in asset-based loans. Such loans are collateralized primarily by receivables owned by the borrowers. The risks associated with asset-based lending are similar to those involved in Capital Factors' traditional factoring activities and primarily involve the credit quality of the receivables accepted as collateral. The experience in monitoring receivables that Capital Factors has gained through its traditional factoring activities is beneficial in managing this activity.

Consumer loans include installment loans, home equity and other consumer credit lines, and credit cards. Installment financing, primarily of automobiles, represents the largest portion of these loans, which totaled $134.8 million and $124.1 million at June 30, 1996 and December 31, 1995, respectively. Consumer loans totaled $168.5 million and $159.5 million at June 30, 1996 and December 31, 1995, respectively.

Substantially all of the Company's real estate lending is commercial in nature, including construction financing for new residential developments and short-term (5-7 years) first mortgages on income producing properties. Real estate construction loans increased $12.7 million, or 15%, during the first six months of 1996 as a result of new home demand in the Company's South Florida market area. Real estate construction loans totaled $97.1 million and $84.4 million at June 30, 1996 and December 31, 1995, respectively, while real estate mortgage loans aggregated $143.4 million and $147.1 million at June 30, 1996 and December 31, 1995, respectively.

Foreign loans decreased $8.5 million, or nearly 7%, to $119.1 million, primarily due to the sale of several international loans in connection with risk management strategies and the charge off of several loans with an Argentine and Panamanian bank. (See ASSET QUALITY REVIEW). Loans to foreign banks are derived primarily from the Company's short-term trade finance activities in Central and South America.

Accounts Receivable - Factoring Subsidiary
- ------------------------------------------

Accounts receivable - factoring subsidiary, net increased $58.2 million, or nearly 18%, to $374.7 million as a result of an overall increase in factoring volume. Capital Factors purchases receivables from its clients and records a liability payable to the clients at the time of such purchase. From time to time, the liability is reduced by advance payments by Capital Factors to the clients, prior to the contractual payment date for the receivables purchased. Such advance payments are interest earning balances of Capital Factors. Interest earning advances, net of client interest bearing credit balances, amounted to $241.6 million at June 30, 1996, compared to $194.3 million at December 31, 1995. Balances due to factoring clients for receivables purchased amounted to $139.6 million and $128.6 million at June 30, 1996 and December 31, 1995, respectively. Non-accrual advances amounted to $766,000 and $2.2 million at June 30, 1996 and December 31, 1995, respectively, and are considered in the assessment of the allowance for doubtful accounts for adequacy (see "Provision for Doubtful Accounts - Factoring Subsidiary" below).

Cash and Cash Equivalents
- -------------------------

The decrease in cash and cash equivalents was composed of a decrease of $41.3 million in cash and due from banks offset by an increase of $15.0 million in federal funds sold and securities purchased under agreements to resell. The decrease in cash and due from banks was primarily due to the investment of cash on hand in advances and loans, and a net outflow of deposits.

Deposits
- --------

Total deposits amounted to $1,034.2 million at June 30, 1996 and $1,038.8 million at December 31, 1995. The decrease in total deposits consisted primarily of a decrease of $39.1 million in non-interest bearing deposits offset by an increase of $36.3 million in time deposits. Domestic deposits decreased by $27.2 million primarily as a result of the repayment of $21.0 million in U.S. Treasury demand deposits and $15.0 million in brokered time deposits in January 1996. Such deposits were received and repaid in the normal course of business and this activity is not indicative of any known trends. The remaining decrease in non-interest bearing deposits is the result of deposit outflows in the normal course of business. The increase in time deposit balances reflects the combined effects of internal marketing efforts to increase overall deposits and increased customer demand for time deposits due to higher rates offered.

The Company does not operate any foreign offices; however, as a result of the activities of the International Division of the Company, foreign customers maintain deposit accounts with the Bank. Deposits by foreign customers amounted to $192.9 million at June 30, 1996 and $170.2 million at December 31, 1995, representing 19% and 16% of total deposits, respectively. The level of these deposits is, in part, related to the level of trade finance activity conducted by the Company, and is also affected by economic trends in foreign countries.

Short-Term Borrowings
- ---------------------

The Company's short-term borrowings primarily represent securities sold under agreements to repurchase on an overnight basis involving retail customers. From time to time, the Company may also access wholesale repurchase sources for seven to 90 day periods for short-term liquidity management purposes. Retail repurchase agreements increased $977,000 to $87.1 million during the first six months of 1996.

Long-Term Debt
- --------------

During the second quarter of 1996, Capital Factors established a $40 million revolving credit facility with an unaffiliated lender. Borrowings under this facility bear interest at LIBOR plus 2.15% and mature in March 1999. At June 30, 1996, $19.3 million was outstanding under this line. Also during the second quarter, Capital Factors privately placed a $10 million subordinated note with an unaffiliated lender. The note bears interest at a fixed rate of 7.95% and matures in July 2001.

CAPITAL RESOURCES
- -----------------

Stockholders' equity increased $6.7 million during the first six months of 1996 as a result of net income of $9.6 million offset by an increase in the unrealized loss on securities available for sale of $1.8 million (net of tax) and dividends declared of $1.2 million.

The Florida Department of Banking and Finance (the "FDBF"), the Federal Deposit Insurance Corporation ("FDIC") and the Board of Governors of the Federal Reserve System ("Federal Reserve") utilize guidelines in assessing the adequacy of capital of financial institutions under their supervision. These guidelines, which include required minimum leverage, tier one risk-based and total risk-based capital ratios, are considered in regulators' examinations and are reviewed periodically for potential adjustments based upon changes in the economy, financial markets and banking practices. Regulators can take a variety of actions if capital guidelines are not met. Bancorp is supervised by the Federal Reserve. The Bank is supervised by the FDIC and the FDBF.

At June 30, 1996 and December 31, 1995, the regulatory capital ratios of the Company and the Bank were as follows:

                                                         Minimum
                  Company               Bank         Requirement of
             -------------------  -----------------  --------------
              6/30/96   12/31/95  6/30/96  12/31/95
              -------   --------  -------  --------
Leverage ratio  7.50%    7.25%      7.19%    6.97%        3%*

Tier One ratio  9.89%    9.99%      9.47%    9.58%        4%

Total ratio    10.85%   11.24%     10.42%   10.83%        8%

- --------------------

      *Banking regulators expect institutions to maintain an excess of 1 to 2% above the minimum.

The Company's management continuously reviews capital adequacy. The various alternatives for generating equity from internal and external sources are constantly under review to ascertain the most effective approach for the Company. The Company has traditionally provided most of its capital through retained earnings. For the first six months of 1996 and 1995, the Company's annualized internal capital generation ratio was 14.72% and 14.27%, respectively.

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

Cash and cash equivalents totaled $187.6 million and $213.9 million at June 30, 1996 and December 31, 1995, respectively. During the first half of 1996, the Company utilized $67.3 million in investing activities while generating $24.3 million and $16.7 million from financing and operating activities, respectively.

During the first six months of 1996, net new advances by Capital Factors amounted to $49.4 million, and net new loans amounted to $25.7 million. Maturities and paydowns of securities in excess of
purchases generated $5.6 million of liquidity.   The Company
generated net cash flows of $24.3 million from its financing activities, including $29.3 million from borrowings by Capital Factors offset by $4.5 million in deposit outflows. Capital Factors entered into a revolving credit facility with an unaffiliated lender which provides for maximum borrowings of $40.0 million ($19.3 million of which was outstanding at June 30, 1996) and issued a subordinated note in the amount of $10.0 million to another unaffiliated lender. Deposit outflows occurred in the normal course of business and are not indicative of any known trends. Deposits are expected to remain a primary source of liquidity.

In the normal course of business, the Company utilizes various financial instruments with off-balance sheet risk to meet the financing needs of its customers. These off-balance sheet activities include commitments to extend credit, commercial letters of credit and standby letters of credit. The liquidity, credit and market risks associated with these financial instruments are generally managed in conjunction with the Company's balance sheet activities and are subject to normal credit policies, financial controls and risk limiting and monitoring procedures. At June 30, 1996, the Company had outstanding commitments to extend credit, commercial letters of credit and standby letters of credit amounting to $223.5 million, $85.9 million and $16.6 million, respectively. In the normal course of business, some of these commitments may expire without being drawn upon. The Company expects to meet funding requirements resulting from these commitments by using its traditional sources of liquidity.

Liquidity is also necessary at the Bancorp level. The ability of Bancorp to meet debt service requirements, pay dividends to stockholders and satisfy other liquidity needs is primarily dependent on the Bank's ability to continue the payment of dividends. The ability of the Bank to pay dividends is governed by Florida statutes. At periodic intervals, state or federal regulatory agencies routinely examine Bancorp and the Bank as part of their legally prescribed oversight of the banking industry and may further restrict the payment of dividends or other activities by regulatory action. At June 30, 1996, the Bank was not subject to any restrictions on the payment of dividends other than statutory.

For the remainder of 1996, Bancorp's estimated debt service and stockholder dividend requirements total approximately $1.3 million. At June 30, 1996, Bancorp had available cash balances of $6.2 million and management believes liquidity at June 30, 1996 was satisfactory.

Asset/Liability Management and Interest Rate Risk
- -------------------------------------------------

The Company's exposure to interest rate changes is managed by a review of the maturity and repricing characteristics of assets and liabilities, as well as the composition of these items. Attention is directed primarily to assets and liabilities that mature or can be repriced within a period of 30 to 365 days. The Company matches the maturities of a significant portion of its assets and liabilities to minimize variability in net interest income within a 12 to 18 month period. This practice serves to minimize both liquidity and interest rate risks. Prudent risks are taken, however, by leaving certain assets and liabilities unmatched in an effort to benefit from the interest rate sensitivity created. The Company currently does not use off-balance sheet derivative instruments to manage interest rate risk.

Maintenance of satisfactory funding levels allows the Company to position itself so that the risks of interest rate fluctuations are decreased. This, together with a high percentage of variable rate assets, provides a more consistent margin between interest earning assets and interest bearing liabilities. For the first six months of 1996, the average yield on interest earning assets was 9.18%. For the first six months of 1996, the average rate paid on interest bearing deposit liabilities was 4.28%, while the average rate paid for other interest bearing liabilities was 6.41%. To the extent that non-deposit liabilities grow faster than deposits, the Company's overall cost of funds will likely rise, contributing to a decrease in net interest income. At this time, management does not believe these factors will have a significant adverse impact on net interest income.

The following table provides a summary analysis of maturity and repricing characteristics of the Company's interest earning assets and interest bearing liabilities at June 30, 1996. For purposes of this analysis, regular passbook savings and NOW and money market accounts are included as repricing in 90 days or less. The difference between the maturities and repricing intervals applicable to interest earning assets and interest bearing liabilities is commonly referred to as the "gap."

               INTEREST RATE SENSITIVITY BY MATURITY
                        OR REPRICING DATES
                    (In Millions of Dollars)
                   90 days   91-180    181-365      Over
                   or less    days      days      one year    Total
                   -------   ------    -------   --------     -----
Interest earning
   assets:
Securities         $ 16.5   $ 29.0    $ 24.5     $ 162.0   $ 232.0
Loans(1)            392.1     59.5      38.4       253.6     743.6
Other earning
  assets(2)         340.2      --        --         --       340.2
                   ------   ------    ------     -------   -------
Total interest
  earning assets    748.8     88.5      62.9       415.6   1,315.8
                   ------   ------    ------     -------   -------

Interest bearing liabilities:
Interest bearing
deposits            464.3     92.0     121.1       59.7      737.1
Short-term
  borrowings         87.1      --       --          --        87.1
Long-term debt      195.6      --       --         10.0      205.6
                   ------   ------    ------    -------    -------
Total interest bearing
    liabilities     747.0     92.0     121.1       69.7    1,029.8
                   ------   ------    ------    -------    -------

Gap                   1.8     (3.5)    (58.2)     345.9    $ 286.0
                   ------   ------    ------    -------    =======
Cumulative Gap     $  1.8   $ (1.7)   $(59.9)   $ 286.0
                   ======   ======    ======    =======
- -------------------------

(1) Excludes non-accrual loans of $5.1 million.

(2) Excludes non-accrual advances of $766,000.



Interest rates earned and paid on interest bearing assets and liabilities are influenced both by factors outside the control of management, such as current market interest rates (e.g., prime, LIBOR) and factors controlled by management (e.g., rates paid on deposits). Management can further influence net interest income by adjusting the mix of assets and liabilities between fixed and floating rate instruments, or adjusting the duration of these items. To an extent, management's ability to control these factors is contingent upon customer demand or acceptance of the products offered by the Company. At June 30, 1996, the Company's cumulative one-year gap was negative $59.9 million, or approximately 5% of total earning assets. Management does not believe the Company's operating results will be significantly impacted by changes in interest rates over the next year.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 AND 1995
- ---------------------------------------------------------------

General
- -------

The Company recorded net income of $9.6 million for the six months ended June 30, 1996, as compared to $7.7 million for the six months ended June 30, 1995, which was primarily a result of higher factoring revenue, improved net interest income and lower operating expenses (primarily at the Bank) offset by higher provisions for credit losses and higher provisions for income taxes. Primary and fully diluted earnings per share both were $1.18 for the six months ended June 30, 1996 compared to $1.03 for the same period in 1995. For the six months ended June 30, 1996, the Company's annualized return on average assets was 1.22% compared to 1.15% for the same period in 1995. The annualized return on average stockholders' equity was 16.45% in 1996 compared to 15.97% in 1995.

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

                   BUSINESS SEGMENT DATA
                 (In Thousands of Dollars)

                                           Six Months Ended
                                               June 30,
                                   -----------------------------
                                        1996              1995
                                    ----------         ----------
Interest income and
 non-interest income:
  Domestic banking activities      $   48,891        $   44,820
  Foreign banking activities            7,043             7,385
                                   ----------        ----------
      Total banking activities         55,934            52,205

  Factoring activities                 29,416            23,128
  Inter-company                        (2,494)(1)        (2,338)(1)
                                   ----------         ----------
      Total                        $   82,856            72,995
                                   ==========        ==========

Income before income taxes:
  Domestic banking activities      $   11,925        $    4,379
  Foreign banking activities             (123)            4,475
                                   ----------        ----------
      Total banking activities         11,802             8,854

  Factoring activities                  7,343             6,416
  Corporate and other                  (3,462)(2)        (3,017)(2)
                                   ----------        ----------

      Total                        $   15,683        $   12,253
                                   ==========        ==========

- -------------------------

(1) Inter-company revenues primarily reflects the related interest income on loan balances payable by Capital Factors to the Bank.

(2) Corporate and other includes costs associated with various activities and functions, including the operations of Bancorp (parent only), certain senior management of the Bank and other administrative costs.

Interest income derived from domestic banking activities totaled $39.8 million and $35.7 million for the six months ended June 30, 1996 and 1995, respectively. Net interest income totaled $24.8 million and $23.8 million in the respective periods. The increase in net interest income in 1996 compared to 1995 was due primarily to higher levels of average interest earning assets offset by a decline in the net interest margin due to higher funding costs. Non-interest income from domestic banking activities amounted to $9.1 million in 1996 and 1995. Operating results from domestic activities were higher primarily as a result of lower operating expenses and lower provisions for domestic loan losses. Operating expenses were lower primarily as a result of higher overdraft losses in the first half of 1995 relating to the $2.7 million provision for potential losses with one customer. Additionally, based on management's assessment of the allowance for loan losses, a credit of $403,000 was recorded to the allowance for domestic loan losses in 1996 compared to a provision of $2.3 million in 1995. The improved credit quality of the portfolio resulted in a credit to the allowance in 1996.

The Company does not operate any foreign offices. Foreign banking operations principally arise from the Company's trade finance lending to and issuance of letters of credit on behalf of banks and financial institutions located in Central and South America. Interest income from foreign banking activities totaled $4.8 million and $5.2 million in 1996 and 1995, respectively. Net interest income totaled $2.7 million and $3.2 million in 1996 and 1995, respectively. Net interest income reflects a decrease in 1996 compared to 1995 primarily as a result of a decrease in the net interest margin due to higher funding costs. Non-interest income from foreign banking activities primarily represents letter of credit fees and amounted to $2.3 million and $2.2 million in 1996 and 1995, respectively. Operating results from foreign banking activities were also affected by provisions for loan losses, which amounted to $2.7 million in 1996 and a credit of $1.6 million to the allowance for foreign loan losses in 1995. The 1996 provision reflects approximately $1.4 million for certain exposures in connection with several loans to a Panamanian bank for which the Panamanian government suspended operations during the first quarter, and $1.0 million for certain exposures in connection with several loans to an Argentine bank. These loans were charged off in June 1996. The 1995 credit reflects approximately $1.6 million in recoveries of 1994 charge offs and the improvement of other potential problem foreign loans.

The Company's factoring activities continued to grow in 1996, due primarily to the acquisition of new clients. Total revenues, which includes interest income and non-interest income, increased 27% over the first six months in 1995 to $29.4 million for the six months ended June 30, 1996, while operating profits increased approximately $1.0 million. Non-interest income, which primarily represents factoring commissions, amounted to $13.9 million and $10.7 million in 1996 and 1995, respectively, reflecting increased factored accounts receivable from $901.6 million in 1995 to $1.2 billion in 1996. Interest income was $15.5 million and $12.4 million, while net interest income was $6.4 million and $5.3 million in 1996 and 1995, respectively. Growth in average interest earning assets, primarily in advances due to business development, gave rise to these increases. The increases in net interest income and non-interest income were substantially offset by increases in operating expenses and the provision for doubtful accounts. The increase in operating expenses was primarily the result of the expansion of factoring activities. The increase in the provision in 1996 was the result of greater charge offs resulting partially from growth in factoring activities.

Net Interest Income
- -------------------
Net interest income is the difference between interest, fees and dividends earned on loans and investments and interest paid on deposits and other sources of funds. Net interest income totaled $34.0 million and $32.3 million for the six months ended June 30, 1996 and 1995, respectively. Loan fees included in net interest income amounted to $983,000 and $780,000 in 1996 and 1995, respectively. Net interest income on a fully tax-equivalent basis, including loan fees, totaled $34.5 million in 1996 compared to $33.0 million in 1995.

Net interest income in the first six months of 1996 increased $1.7 million over the same period in 1995 and was comprised of an increase of $6.7 million in interest income offset by an increase of $5.0 million in interest expense. The increase in net interest income was due to an increase in average interest earning assets to $1.273 billion in 1996 from $1.088 billion in 1995, offset by a decline in the net interest margin to 5.45% in 1996 from 6.11% in 1995. Average interest bearing liabilities increased to $977.3 million in 1996 from $827.4 million in 1995. The increase in average interest bearing liabilities occurred primarily in time deposits and long-term borrowings at Capital Factors. While average interest earning assets and average interest bearing liabilities increased 17% and 18%, respectively, the decline in the net interest margin primarily reflects an increase in interest
rates paid on deposits.   Average time deposits increased $120.0
million, or approximately 39%, for the first six months of 1996 to $424.7 million and represented approximately 60% of average total interest bearing deposits. Average time deposits for the first six months of 1995 totaled $304.7 million and represented approximately 50% of average total interest bearing deposits. Also, contributing to the decline in the net interest margin was the increase in rates paid for interest bearing deposits; approximately 76% of the increase in interest expense was attributable to interest expense on deposits.

See Asset/Liability Management and Interest Rate Risk above for a discussion of factors that may affect net interest income.

The following table sets forth information on yields earned and rates paid by the Company for the six month periods ended June 30, 1996 and 1995, and should be reviewed when reading the following net interest income analysis. Yield and interest on tax-exempt loans and securities have been adjusted to reflect tax-equivalent basis using the Federal tax rate of 35%. Loans and accounts receivable on non-accrual status have been included in average balances for purposes of computing average yield or rate. Yields on securities available for sale have been computed based on amortized cost.

                                                  YIELDS EARNED AND RATES PAID
                                               (All Dollar Amounts in Thousands)

                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                      --------------------------------------------------------------------------
                                                 1996                                         1995
                                      -----------------------------              -------------------------------
                                                            Average                                      Average
                                       Average               Yield                 Average                Yield
                                       Balance    Interest  Or Rate                Balance    Interest   Or Rate
                                      ----------  --------  -------              -----------  --------  --------

ASSETS
Interest earning assets:
  Loans, net of unearned income:
   U.S. Borrowers                     $  585,385  $  29,330  10.08%               $  522,422  $ 26,153    10.10%
   Foreign Borrowers                     128,521      4,710   7.37                   122,560     5,036     8.29
   Tax Exempt                             16,353      1,317  16.19                    20,333     1,658    16.44
                                      ----------  ---------  -----                ----------  --------    -----
     Total loans                         730,259     35,357   9.74                   665,315    32,847     9.96

  Accounts receivable
   advances - factoring
   subsidiary                            216,595     12,892  11.97                   173,141    11,183    13.02

         Securities:

  Securities held to maturity:
   Taxable                                24,430      1,039   8.55                    79,427     2,471     6.27
   Tax-exempt                              3,093        165  10.73                     3,511       186    10.71
  Securities available for sale:
   Taxable                               206,837      6,252   6.08                   131,911     3,894     5.95
  Federal funds sold
   and other interest earning
   assets                                 92,275      2,439   5.32                    35,171     1,043     5.98
                                      ----------  ---------  -----                ----------  --------    -----

    Total interest earning
     assets                            1,273,489     58,144   9.18                 1,088,476    51,624     9.56
                                                  ---------                                   --------

Less allowance for loan losses
 and doubtful accounts                   (14,474)                                    (12,282)
Cash and due from banks                   88,992                                      83,743
Due from customers on
  acceptances                             28,868                                      26,780
Other real estate                          5,784                                      12,823
Other assets                             192,803                                     143,158
                                      ----------                                  ----------
    Total                             $1,575,462                                  $1,342,698
                                      ==========                                  ==========


                                            YIELDS EARNED AND RATES PAID
                                        (All Dollar Amounts in Thousands)

                                                            FOR THE SIX MONTHS ENDED JUNE 30,
                                      --------------------------------------------------------------------------
                                                 1996                                         1995
                                      -----------------------------              -------------------------------
                                                            Average                                      Average
                                       Average               Yield                 Average                Yield
                                       Balance    Interest  Or Rate                Balance    Interest   Or Rate
                                     ----------  --------  -------               ----------  ---------  --------

LIABILITIES AND STOCKHOLDERS'
  EQUITY
Interest bearing liabilities:
 Deposits:
  Savings and Money Market            $  283,275  $   3,462   2.46%               $  302,340  $  3,411     2.27%
  Time                                   424,737     11,596   5.49                   304,703     7,829     5.18
                                      ----------  ---------  -----                ----------  --------    -----
         Total interest bearing
     deposits                            708,012     15,058   4.28                   607,043    11,240     3.73

Short-term borrowings                     81,293      1,838   4.55                    93,395     2,475     5.34

Long-term borrowings                     187,973      6,745   7.22                   126,933     4,934     7.84
                                      ----------  ---------  -----                ----------  --------    -----
    Total interest bearing
     liabilities                         977,278     23,641   4.86                   827,371    18,649     4.55
                                      ----------  ---------  -----                ----------  --------    -----
Non-interest bearing
  deposits                               305,601                                     289,027
Bank acceptances outstanding              28,868                                      26,780
Other liabilities                        146,742                                     102,930
Stockholders' equity                     116,973                                      96,590
                                      ----------                                  ----------
    Total liabilities and
     stockholders' equity             $1,575,462                                  $1,342,698
                                      ==========                                  ==========
    Net interest earnings/
     yield                                        $  34,503   5.45%                           $ 32,975     6.11%
                                                  =========  =====                            ========     =====

    Net interest spread                                       4.32%                                       5.01%
                                                             =====                                       =====
    Utilization rate                                         80.83%                                      81.07%
                                                             =====                                       =====

Provision for Loan Losses
- -------------------------

For the first six months of 1996, the provision for loan losses increased $1.6 million to $2.3 million as compared to $750,000 during the same period in 1995. The higher provision in 1996 primarily reflects higher levels of provisions associated with $3.4 million of foreign loans which were charged off in the second quarter of 1996. The assessment of the adequacy of the provision involves a significant degree of estimation and is subject to change. See "Allowance for Loan Losses" for additional discussion.

Provision for Doubtful Accounts - Factoring Subsidiary
- ------------------------------------------------------

The adequacy of the provision for credit losses recorded by Capital Factors is assessed by management based in part on the level of net charge offs relative to accounts receivable purchased. These statistics are believed to be significant indicators of inherent losses because the receivables portfolio turns over approximately seven times each year. Accounts receivable which are past due are charged off when, in the opinion of management, collection from the customer, client or collateral realization, if any, is unlikely.
In making this determination, management considers the quality of the collateral, the creditworthiness of the customer and client, economic conditions and other factors which may be relevant. This statistical assessment is supplemented by a review of the recorded allowance for credit losses at each month end relative to total accounts receivable at month end, taking into consideration specific potential problem accounts, accounts purchased with recourse where payment has not been made by Capital Factors to its client, and other factors which may be relevant.

For the first six months in 1996, the provision for doubtful accounts amounted to $2.1 million compared to $950,000 for the same period in 1995. This increase is primarily due to greater charge offs resulting partially from growth in factoring activities. See "Allowance for Doubtful Accounts - Factoring Subsidiary" for additional discussion. For the six months ended June 30, 1996 and 1995, net charge offs as a percentage of accounts receivable purchased was .19% and .06%, respectively. For the same periods, the percentage of provision for doubtful accounts to accounts receivable purchased was .18% and .11%, respectively. Based on these relationships, and a review of the recorded allowance and accounts receivable at each period end, management believes the provisions and allowance to be adequate to absorb known and inherent losses in the accounts receivable portfolio. Because the assessment of the adequacy of the allowance and provisions for credit losses involves a significant degree of estimation and is subject to change, future provisions for credit losses may be greater or less than actual charge offs.

Other Income
- ------------

Other income increased $3.2 million, or approximately 15% for the six months ended June 30, 1996 compared to the same period in 1995. The increase in other income consisted primarily of an increase of $3.0 million in factoring revenues. The Company, through Capital Factors, operates factoring offices in Fort Lauderdale, Florida, Los Angeles, California, New York, New York and Charlotte, North Carolina. Capital Factors is a specialized financial services company principally engaged in providing receivables-based commercial financing and related fee-based credit, collection and management information services. Capital Factors' clients are primarily small to medium size companies in various industries, including textile, apparel and furniture manufacturing and, recently, entities involved in the health care industry.

Total accounts receivable factored amounted to $1.179 billion and $901.6 million during the first six months of 1996 and 1995, respectively, representing an increase of 31%. Factoring commissions amounted to $11.6 million or 46% of total other income for the six months ended June 30, 1996 compared to $9.2 million or 42% of total other income for the same period in 1995. The growth in factoring commissions is attributable to overall expansion of factoring activities. Although Capital Factors experienced increased commission income as a result of increased factored accounts receivable, commission income as a percentage of factored accounts receivable declined slightly from 1.02% in 1995 to .99% in 1996. This decline was primarily the result of lower factoring fees charged to high volume clients in the New York market and a lower fee structure, partly due to high volume clients in the Charlotte market. Capital Factors typically receives lower factoring fees from high volume customers because, among other reasons, high volume clients do not have the same servicing needs as smaller clients, requiring less labor intensive services to be performed by Capital Factors, and because there is increased competition for such clients' business.

Other Expenses
- --------------

Other expenses decreased $1.3 million, or 3%, consisting primarily of a decrease of $2.9 million in other operating expenses offset by an increase of $1.2 million in salaries and employee benefits. The decrease in other operating expenses primarily reflects $2.7 million in provisions to reserve for potential losses resulting from overdrafts related to one customer in 1995 (see further discussion below). The increase in salaries and employee benefits primarily reflects increases at Capital Factors due to expansion of factoring activities.

For the first six months of 1996, provisions for losses on overdrafts totaled $241,000, compared to $3.1 million for the comparable period of 1995. The increased provision for the six months of 1995 primarily resulted from one customer who created net overdrafts of approximately $2.7 million in connection with transactions occurring over a period of approximately two weeks.
To mitigate the risk that similar losses may occur in the future, internal review and approval procedures were strengthened by management. At June 30, 1996 and December 31, 1995, total overdraft balances amounted to $3.1 million and $3.2 million, respectively, and were included in loans in the consolidated balance sheet. Management does not anticipate any material losses associated with overdraft balances at June 30, 1996.

Provision (Benefit) for Income Taxes
- ------------------------------------

The Company's effective tax rate varies with changes primarily in the derivation of pre-tax income by state, in the proportion of tax exempt income and in corporate tax rates. The provision for income taxes aggregated 39% and 37% of pre-tax income for the six months ended June 30, 1996 and 1995, respectively.


RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1996 AND 1995
- -----------------------------------------------------------------

General
- -------

The Company recorded net income of $5.2 million or $.64 per share, for the three months ended June 30, 1995, compared to $4.0 million or $.53 per share for the same period in 1995. The annualized return on average assets was 1.28% for the three months ended June 30, 1996, compared to 1.17% for the three months ended June 30, 1995. The annualized return on average stockholders' equity was 17.55% for the three months ended June 30, 1996 compared to 16.13% for the same period in 1995. The increase in income was primarily a result of higher factoring revenue, improved net interest income and lower other operating expenses offset by higher provisions for credit losses and income taxes.

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

                            BUSINESS SEGMENT DATA
                          (In Thousands of Dollars)

                                         Three Months Ended
                                              June 30,
                                     ------------------------
                                        1996          1995
                                     ----------    ----------
Interest income and
 non-interest income:
  Domestic banking activities        $   25,373    $   22,765
  Foreign banking activities              3,498         3,838
                                     ----------    ----------
      Total banking activities           28,871        26,603

  Factoring activities                   15,490        12,022
  Inter-company                          (1,228)(1)    (1,248)(1)
                                     ----------    ----------

      Total                          $   43,133    $   37,377
                                     ==========    ==========

Income (loss) before income taxes:
  Domestic banking activities        $    6,241    $    2,462
  Foreign banking activities               (145)        2,049
                                     ----------    ----------
      Total banking activities            6,096         4,511

  Factoring activities                    4,214         3,346
  General corporate expenses             (1,708)(2)    (1,510)(2)
                                     ----------    ----------
       Total                         $    8,602    $    6,347
                                     ==========    ==========


- ------------------------------------

(1) Inter-company revenues primarily reflects the related interest income on loan balances payable by Capital Factors to the Bank.

(2) Corporate and other includes costs associated with various activities and functions, including the operations of Bancorp (parent only), certain senior management of the Bank and other administrative costs.


Net interest income derived from domestic banking activities increased $690,000 to $12.6 million primarily due to an increase in average interest earning assets. Non-interest income increased by $551,000 due to the sale of drainage rights at one of the Bank's real estate properties. The provision for domestic loan losses decreased $662,000 to $197,000 for the second quarter of 1996 as compared to the second quarter of 1995 due to management's assessment of the allowance at the respective period ends. Non-interest expense decreased by approximately $1.9 million, $1.3 million of which related to the 1995 second quarter provision for potential losses resulting from overdrafts from one customer.

The decrease in operating results for the Bank's foreign activities is the result of increased provisions for foreign loan losses which amounted to approximately $1.5 million, compared to a credit of $484,000 for the same period of 1995. This increase was the result of fully providing for losses relating to certain Argentine and Panamanian loans. See "Allowance for Loan Losses" below for additional discussion.

Net interest income derived from factoring activities increased primarily due to higher levels of average earning assets.
Factoring commissions, which amounted to $7.2 million and $5.5 million for the second quarter of 1996 and 1995, respectively, also contributed to higher factoring revenues. The higher levels of revenues were offset by higher operating expenses and an increase in the provision for doubtful accounts.

Net Interest Income
- -------------------

Net interest income for the three months ended June 30, 1996 increased $1.1 million over the comparable period in 1995, as a result of an increase of $3.5 million in interest income (primarily in interest and fees on loans and interest on advances to factoring clients) offset by an increase of $2.4 million in interest expense (primarily in time deposits and long-term borrowings). The increase in interest income is primarily due to higher average balances of interest earning assets partially offset by lower average yields on these assets. Interest expense was higher primarily due to higher average interest bearing liabilities and higher average rates paid. The increase in average interest bearing liabilities occurred primarily in time deposits and borrowings at Capital Factors. The net interest margin for the three months ended June 30, 1996 decreased to 5.43% from 6.03% for the three months ended June 30, 1995.

Provisions for Credit Losses
- ----------------------------

For the three months ended June 30, 1996, the provision for loan losses increased $1,325,000 to $1.7 million primarily as a result of higher levels of provisions associated with $3.4 million of foreign loans charged off during the period. The provision for doubtful account-factoring subsidiary increased $500,000 to $1.0 million as compared to the same period in 1995, as the result of greater charge offs resulting partially from growth in factoring activities. The provisions reflect management's judgment as to the amount deemed adequate to absorb potential loan and receivable losses in the respective portfolios after evaluating the portfolios, current economic conditions, changes in the nature and volume of the portfolios, past loss experience and other pertinent factors.

Other Income and Expense
- ------------------------

Other income increased $2.3 million, or 20% for the three months ended June 30, 1996 compared to the same period in 1995. The increase in other income primarily consisted of increases of $1.8 million in factoring revenues and $617,000 in other operating income. Factoring revenue increased due to expansion of factoring activities. The increase in other operating income primarily consisted of a $663,000 gain on the sale of drainage rights on an other real estate property.

Other expenses decreased $743,000, or 4%, consisting primarily of a decrease of $1.4 million in other operating expenses offset by an increase of $492,000 in salaries and employee benefits. The decrease in other operating expenses primarily reflects the $1.3 million provision to reserve for potential losses resulting from overdrafts related to one customer in June 1995. The increase in salaries and employee benefits primarily reflects increases at Capital Factors due to expansion of factoring activities.


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

New Accounting Pronouncements
- -----------------------------

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation." This statement requires certain disclosures about stock-based employee compensation regardless of the method used to account for it, defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for stock-based compensation plans using the intrinsic value method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting method set forth in APB Opinion No. 25 must make pro forma disclosures of net income and, if presented, earnings per share as if the fair value method of accounting defined in SFAS No. 123 had been applied. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date, or other measurement date, over the amount an employee must pay to acquire the stock. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using APB No. 25 must include the effects of all awards granted in fiscal years that begin after December 15, 1994. The Company has decided to continue to measure compensation cost for stock-based compensation as prescribed by APB No. 25.

ASSET QUALITY REVIEW
- --------------------

The following table summarizes the Company's non-accrual loans and advances, past due loans, other potential problem loans and restructured loans and assets as of the dates indicated (in thousands of dollars):

                           June 30,                  December 31,
                             1996                         1995
                          ---------                  ------------
Non-accrual
 loans:
   Domestic               $  4,937                     $  4,818
   Foreign                     123                        2,072

90 days past due
 or more:
   Domestic                    788                        1,132
   Foreign                      --                           --
                          --------                     --------

     Sub total               5,848                        8,022

Non-accrual advances           766                        2,184
                          --------                     --------
     Total                $  6,614                     $ 10,206
                          ========                     ========

Other potential
  problem loans           $  6,436                     $  7,697
                          ========                     ========

Restructured
 loans (1)                $  8,362                     $  8,433
                          ========                     ========

Restructured
 assets (2)               $  3,159                     $  3,137
                          ========                     ========

- -------------------------

(1) Represents troubled debt restructurings as defined by Statement of Financial Accounting Standards No. 15. These loans were in compliance with terms at June 30, 1996.

(2) Represents securities available for sale (at market value) received in connection with restructured foreign loans. These bonds were in compliance with terms at June 30, 1996.

Domestic non-accrual loans aggregated $4.9 million at June 30, 1996, compared to $4.8 million at year end 1995. Domestic non-accrual loans aggregated .8% of total domestic loans at June 30, 1996 and December 31, 1995. The increase in domestic non-accrual loans resulted primarily from the transfer of three real estate mortgage loans from accrual status to non-accrual status offset by two real estate mortgage loans that were foreclosed upon and transferred to other real estate and charge offs of consumer loans in excess of new consumer loans transferred to non-accrual status.

Foreign non-accrual loans aggregated $123,000 and $2.1 million at June 30, 1996 and December 31, 1995, respectively. Foreign non-accrual loans represented .1% and 1.6% of total foreign loans at June 30, 1996 and December 31, 1995, respectively. The decrease in foreign non-accrual loans is primarily the result of the charge off in the second quarter of $2.0 million and $1.4 million of loans with an Argentine and a Panamanian bank, respectively. The loans with the Panamanian bank were transferred from accrual status to non-accrual status in the first quarter of 1996. See "Allowance for Loan Losses" below for additional discussion.

Impaired loans aggregated $5.1 million and $5.9 million at June 30, 1996 and December 31, 1995, respectively. Included in impaired loans at June 30, 1996 and December 31, 1995 were $3.8 million and $4.9 million, respectively, of non-accrual loans and one loan of $1.3 million and $956,000, respectively, which was still accruing interest. The impaired loan that was accruing interest income is included in other potential problems loans in the above table. Subsequent to June 30, 1996 this loan was placed on non-accrual status. See "Allowance for Loan Losses" for additional discussion. Impaired advances totaled $766,000 and $2.2 million at June 30, 1996 and December 31, 1995, respectively.

Advances made by Capital Factors are placed on non-accrual status when the loan balance, including interest, is considered impaired and exceeds the estimated value of the underlying receivables or collateral. Non-accrual advances amounted to $766,000 at June 30, 1996, compared to $2.2 million at December 31, 1995. The decrease at June 30, 1996 is primarily the result of the repayment in early 1996 of $1.2 million of advances that were on non-accrual at year end. See "Provision for Doubtful Accounts - Factoring Subsidiary" above and "Allowance for Doubtful Accounts - Factoring Subsidiary" below for additional information.

Allowance for Loan Losses
- -------------------------

The allowance for loan losses is maintained at a level deemed adequate by management to absorb potential loan losses in the portfolio after evaluating the loan portfolio, the financial condition of borrowers, current economic conditions, changes in the nature and volume of the portfolio, past loan loss experience and other pertinent factors. Many of these factors involve a significant degree of estimation and are subject to rapid changes which could be unforeseen by management. As a consequence, the possibility exists that management's evaluation of the adequacy of the allowance could change, and such change could be material, as additional information becomes known. While the Company considers the allowance for loan losses to be adequate at June 30, 1996, management is unable to predict the amount, if any, of future provisions to the allowance.

The following table summarizes the activity in the allowance for loan losses for the periods indicated (dollar amounts in thousands):

                                             Six Months Ended
                                                 June 30,
                                      ---------------------------
                                       1996               1995
                                      --------           --------
Allowance for loan
 losses at January 1                  $ 11,789           $  9,210


Loans charged off:
  Real estate - mortgage                    --                (17)
  Commercial and financial                (417)              (647)
  Consumer                              (1,795)              (677)
  Foreign                               (3,391)                --
                                      --------           --------
   Total loans charged off              (5,603)            (1,341)
                                      --------           --------
Recoveries on loans
 previously charged off:
  Real estate - mortgage                    37                 14
  Commercial and financial                 179                692
  Consumer                                 247                261
  Foreign                                   --              1,632
                                      --------           --------
    Total recoveries                       463              2,599
                                      --------           --------
    Net loans (charged off)
     recovered                          (5,140)             1,258
                                      --------           --------
Additions to allowance
 charged to operating
 expense                                 2,300                750
                                      --------           --------
Allowance for loan
 losses at June 30                    $  8,949           $ 11,218
                                      ========           ========

Average amount of
 loans outstanding
 for the year                         $730,259           $665,315
                                      ========           ========
Ratio of net loans
 charged off (recovered) to average
 loans outstanding for
 the period (1) (2)                      1.41%              (.38)%
                                      ========           ========

- ---------------------

(1)  Before deduction of allowance for loan losses.

(2)  Annualized.

During the first half of 1996, domestic loan charge offs generally increased compared to the same period in 1995 as a result of increases in consumer loan charge offs. The Company's consumer lending activities primarily involve installment loans and lines of credit. The increase in consumer loan charge offs is generally reflective of the increase in the consumer loan portfolio and a nationwide increase in defaults on consumer debt. To a lesser extent, recoveries of previously charged off domestic loans decreased.

In the second quarter of 1996, the Company charged off $2.0 million and $1.4 million of loans with an Argentine and a Panamanian bank, respectively. Both banks have ceased normal operations. The allowance allocated for these loans at the time of charge off was $3.4 million. These Argentine and Panamanian bank loans arose from trade-related transactions, as do substantially all of the Company's foreign loans. In the first quarter of 1995, the Company received bonds issued by the government of Ecuador in connection with a restructuring of that country's foreign debt. These bonds had a face amount of $6.6 million and were received in exchange for $3.9 million in loans (plus several years past due interest), $3.5 million of which was previously charged off. In the first quarter of 1995, a portion of these bonds was sold. Proceeds in excess of the remaining loan balance were recorded as loan recoveries at the time of receipt. The Company has not conducted non-trade foreign lending of the type which gave rise to these loans since the 1980s and currently has no plans to do so. At June 30, 1996, the Company had no restructured or non-performing non-trade foreign loans. Due to the foreign charge offs in 1996 and the foreign recoveries in 1995, the ratio of net charge offs to average loans is significantly impacted. Excluding this foreign loan activity, the ratios would have been .48% in 1996 compared to .11% in 1995.

The allowance for loan losses totaled $8.9 million and $11.8 million at June 30, 1996 and December 31, 1995, respectively, representing 1.2% and 1.6% of outstanding loans at June 30, 1996 and December 31, 1995, respectively. The ratio of the allowance for loan losses to non-accrual loans was 177% at June 30, 1996 compared to 171% at December 31, 1995. The ratio of the allowance to total non-performing loans (non-accrual loans and loans past due 90 days or more) was 153% and 147% at June 30, 1996 and December 31, 1995, respectively. The slight increase in these ratios reflects the charge off of foreign loans in the second quarter. At June 30, 1996 the total allowance included $400,000 allocated for foreign loans, $8.1 million allocated for domestic exposure and $499,000 unallocated. At December 31, 1995, the foreign allocation was $1.4 million, domestic was $9.9 million and $489,000 was unallocated.

The allowance allocated for foreign loans decreased as a result of the charge offs in the second quarter. Based on an assessment of the information currently available, management believes the allowance allocated for foreign loans at June 30, 1996 to be adequate. It is possible, however, that future deterioration in the repayment capacity of foreign borrowers could result in additional non-performing loans and additions to the allowance for loan losses in amounts not determinable at this time.

The allowance allocated for domestic loans decreased as a result of management's evaluation of potential problem loans in the commercial and real estate mortgage portfolio at June 30, 1996. Management does not believe the composition of domestic potential problem loans represents deteriorating trends, but are isolated to specific borrowers.

Allowance for Doubtful Accounts - Factoring Subsidiary
- ------------------------------------------------------

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

The following table summarizes the activity in the allowance for doubtful accounts for the periods indicated (in thousands of dollars).

                                           Six Months Ended
                                               June 30,
                                      ----------------------------
                                        1996               1995
                                      ---------          ---------
Allowance for doubtful accounts
  at January 1                        $   2,981           $  1,774
Provision for credit losses                2,100               950
Charge offs                               (2,548)             (907)
Recoveries                                   270               370
                                       ---------          --------

Allowance for doubtful accounts
  at June 30                           $   2,803          $  2,187
                                       =========          ========


The accounts receivable portfolio turns over approximately seven times each year. Due to charge off policies and the frequency of this turnover, actual losses are believed to bear a direct relationship to accounts receivable purchased volume. Charge offs, as well as the provision, increased in the first half of 1996 as compared to the same period in 1995 primarily as a result of increased volume and the bankruptcy of a customer of a factoring client, which resulted in a $600,000 charge off for the period.
See "Provision for Doubtful Accounts - Factoring Subsidiary" above for additional discussion.


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

The Independent Committee (the "Committee"), which was appointed to review the allegations in the derivative action, recently issued a report dated May 29, 1996 concluding, based on its investigation and the investigation of its counsel and accounting firm, that no legal basis for pursuing the derivative action exists and that the derivative action is not in the best interest of Bancorp or the Bank and, as such, should be dismissed. The Company recently filed a motion to lift the stay entered by the court with respect to the derivative action and intends to move to dismiss the derivative action. The Company expects the plaintiffs in the derivative action to strongly oppose this motion.

The Chairman of the Committee, and two companies in which he is a principal and a director (neither of which are affiliates of the Company or the Bank), were recently named as defendants in a complaint filed in the United States District Court for the Southern District of Florida by a former female employee of such companies, alleging sex discrimination, sexual harassment and exposure to a sexually hostile work environment through the actions of such director as the managing director of the defendant companies. The complaint also alleges intentional infliction of emotional distress and violation of the Florida Whistleblower Statute. In connection with the latter claim, the employee alleges, among other things, that in 1995, the director requested that she provide perjured testimony in connection with "private civil litigation and an investigation by the Federal Deposit Insurance Corporation involving Capital Bancorp," which testimony would have included, but not been limited to, "the fact that certain shares of stock of the Company were being fraudulently held in trust for (the director) under the names of certain other third parties." The employee also alleges that the director requested that she assist the law firm hired by the Company to conduct a purportedly "independent investigation." The plaintiff alleges that the director made this request even though he was named as a defendant in the lawsuit and that he promised her a large bonus if she became involved and provided him with details of any findings of wrongdoing before officially reported. Although no answer is yet due or has been filed, the director has advised the Company that in his judgement, there is no substance to any of the allegations. No other allegations in this complaint relate to Bancorp or the Bank.

The director has filed an action against the former employee in the Circuit Court for the Eleventh Judicial Circuit in and for Dade County, Florida, seeking permanent injunctive relief and damages for conspiracy and extortion, as well as defamation and intentional infliction of emotional distress. The director alleges that the former employee schemed to extort $1.2 million from the director by the use of defamation and blackmail.

In addition to the matter set forth above, various legal actions and proceedings are pending or are threatened against Bancorp, the Bank and Capital Factors, some of which seek relief or damages in amounts that are substantial. Unlike the aforementioned matters, however, these actions or proceedings arose in the ordinary course of business. Due to the complex nature of some of these matters, it may be a number of years before they are ultimately resolved. After consultation with legal counsel, management believes the aggregate liability, if any, to Bancorp, the Bank and/or Capital Factors resulting from such pending or threatened actions and proceedings will not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

Item 5.  Other Information
- ---------------------------

On July 16, 1996, Capital Factors Holding, Inc. completed an initial public offering of 2,000,000 shares of its Common Stock at a public offering price of $8.50 per share. Prior to this offering, all of the Common Stock was owned by the Bank. On August 2, 1996, the underwriting syndicate exercised its option to acquire an additional 300,000 shares of Common Stock. The net proceeds from the offering, which totaled approximately $17.7 million, were used to reduce Capital Factors Holding, Inc.'s indebtedness to the Bank under an outstanding line of credit. As a result of the offering, the Bank's ownership of Capital Factors Holding, Inc. has been reduced to approximately 81% of the outstanding Common Stock. The Common Stock is listed for trading on the Nasdaq National Market under the symbol "CAPF."

On August 9, 1996, Capital Factors completed the acquisition of substantially all of the assets of TempFunds America, Inc. and its affiliate, TempFunds America Funding Corporation of South Carolina, Inc., which are specialized financial service companies that provide receivables-based commercial financing and related fee-based credit, collection and management information services to temporary employment and home healthcare agencies. The purchase price paid by Capital Factors was approximately $5.9 million, subject to certain post-closing adjustments. An additional $900,000 is payable by Capital Factors over a three year period if certain contingencies are met.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a) Exhibit 10.1 - Amendment to 1992 Stock Option Plan*

    Exhibit 10.2 - Employment Agreement dated as of January 1, 1996 by and between Capital Bank and Daniel M. Holtz*

    Exhibit 10.3 - Employment Agreement dated as of January 1, 1996 by and between Capital Bank and Thomas J.
                   Flood.*

    Exhibit 10.4 - Employment Agreement dated as of January 1, 1996 by and between Capital Bank and Timothy E.
                   Kish.*

    Exhibit 10.5 - Employment Agreement dated as of January 1, 1996 by and between Capital Bank and Javier J.
                   Holtz.*

    Exhibit 10.6 - Employment Agreement dated as of January 1, 1996 by and between Capital Bank and Lucious T.
                   Harris.*

    Exhibit 10.7 - Employment Agreement dated as of January 1, 1996 by and between Capital Bank and David Konfino.*

    Exhibit 10.8 - Employment Agreement dated as of January 1, 1996 by and between Capital Bank and Charles R.
                   Boyce.*

    Exhibit 10.9 - Employment Agreement dated as of January 1, 1996 by and between Capital Factors Holding, Inc.,
                   Capital Factors, Inc. and John W. Kiefer.*

    Exhibit 10.10 - Amendment No. 1 to Employment Agreeement dated as of January 1, 1996 by and between Capital
                    Factors Holding, Inc., Capital Factors and John
                    W. Kiefer.*

    Exhibit 11 -    Calculation of Earnings Per Share

    Exhibit 27 -    Financial Data Schedule - This exhibit is
                    incorporated by reference to Exhibit 27 set forth in the June 30, 1996 Form 10-Q electronically filed on August 14, 1996.

- -------------------------

* Exhibits 10.1 to 10.10 are management contracts or compensatory plans or arrangements.

(b) No Current Reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.



                           SIGNATURES
                           ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:   August 14, 1996             By: /s/ Lucious T. Harris
                                        -------------------------
                                        LUCIOUS T. HARRIS
                                        Senior Vice President and
                                        Treasurer
                                        (Principal Financial and
                                        Accounting Officer)