Form 10-Q
period 1996-09-30
CAPITAL BANCORP/FL
filed 1996-11-14
CIK 702164

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------   ----------------------

Commission file no. 2-26080

                               CAPITAL BANCORP
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


           FLORIDA                                                59-2160717
-------------------------------                         ---------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                                Identification Number)


  1221 Brickell Avenue, Miami, Florida                                33131
-----------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                           (Zip Code)


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
   X    Yes           No
------        ------

As of November 7, 1996, there were 7,502,945 shares of the registrant's Common Stock outstanding.

================================================================================

ITEM 1.                         PART I.  FINANCIAL INFORMATION
                        CAPITAL BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                           (In Thousands of Dollars)

                                                             September 30,     December 31,
                                                                 1996             1995
                                                              -----------      ------------
                                                              (Unaudited)      (Audited)
ASSETS
   Cash and due from banks                                    $  124,821       $  138,903
   Federal funds sold and securities purchased
     under agreement to resell                                    45,000           75,000
                                                              ----------       ----------
       Cash and cash equivalents                                 169,821          213,903
                                                              ----------       ----------
   Securities held to maturity (market value 9/30/96 -
     $32,418, 12/31/95 - $ 24,173)                                32,349           23,496
   Securities available for sale (at market value)               198,451          217,008
                                                              ----------       ----------
       Total securities                                          230,800          240,504
                                                              ----------       ----------

   Loans                                                         794,550          728,679
     Less allowance for loan losses                               (9,112)         (11,789)
     Less unearned income                                         (3,107)          (2,636)
                                                              ----------       ----------
       Loans, net                                                782,331          714,254
                                                              ----------       ----------

   Accounts receivable - factoring subsidiary, net               443,958          316,506
   Premises and equipment, net                                    32,462           33,558
   Due from customers on acceptances                              36,476           32,413
   Other real estate                                               4,211            6,837
   Accrued interest and other assets                              31,637           31,740
                                                              ----------       ----------
       Total assets                                           $1,731,696       $1,589,715
                                                              ==========       ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
   Deposits:
     Non-interest bearing deposits                            $  292,197       $  336,202
     Savings and money market deposits                           292,760          283,893
     Time deposits                                               459,265          418,660
                                                              ----------       ----------
       Total deposits                                          1,044,222        1,038,755
                                                              ----------       ----------
   Funds purchased and securities
       sold under agreements to repurchase                        94,345           86,133
   Bank acceptances outstanding                                   36,476           32,413
   Due to clients - factoring subsidiary                         181,946          128,578
   Long-term debt                                                215,320          176,650
   Other liabilities                                              18,577           13,461
                                                              ----------       ----------
       Total liabilities                                       1,590,886        1,475,990
                                                              ----------       ----------
   Minority interest in consolidated subsidiary                   10,971               --
                                                              ----------       ----------
   Stockholders' equity:
     Common stock, $1.00 par value
       Authorized - 20,000,000 shares
       Issued and outstanding - 7,491,439 shares - 9/30/96,
       7,453,080 shares - 12/31/95                                 7,491            7,453
     Capital surplus                                              12,946            8,151
     Retained earnings                                           110,937           98,119
     Unrealized (loss) gain on securities available
      for sale, net of applicable taxes                           (1,535)               2
                                                              ----------       ----------
       Total stockholders' equity                                129,839          113,725
                                                              ----------       ----------
       Total liabilities and stockholders' equity             $1,731,696       $1,589,715
                                                              ==========       ==========

See accompanying notes to consolidated financial statements.

                        CAPITAL BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (In Thousands of Dollars Except Per Share Data)
                                  (Unaudited)

                                                Three Months Ended       Nine Months Ended
                                                   September 30,           September 30,
                                                -------------------     ------------------
                                                  1996       1995         1996      1995
                                                -------     -------     -------    -------
INTEREST INCOME:
   Loans                                        $16,782     $18,424     $51,679    $50,690
   Advances-factoring clients                     7,908       6,526      20,800     17,920
   Taxable securities                             3,687       3,132      10,977      9,497
   Tax-exempt securities                             54          57         161        178
   Federal funds sold and other short-term
     investments                                  1,387       1,113       3,826      1,945
                                                -------     -------     -------    -------
      Total interest income                      29,818      29,252      87,443     80,230
                                                -------     -------     -------    -------
INTEREST EXPENSE:
   Savings and money market deposits              1,781       1,723       5,243      5,133
   Time deposits                                  6,291       5,394      17,887     13,223
   Short-term borrowings                          1,057       1,062       2,895      3,526
   Long-term debt                                 3,956       2,962      10,701      7,907
                                                -------     -------     -------    -------
      Total interest expense                     13,085      11,141      36,726     29,789
                                                -------     -------     -------    -------

      Net interest income                        16,733      18,111      50,717     50,441
   Provision for loan losses                        875       1,700       3,175      2,450
   Provision for doubtful accounts-
    factoring subsidiary                            700         700       2,800      1,650
                                                -------     -------     -------    -------
      Net interest income after provisions       15,158      15,711      44,742     46,341
                                                -------     -------     -------    -------

OTHER INCOME:
   Factoring revenues                             7,908       6,390      21,672     17,114
   Service charges on deposits                    3,459       3,043       9,587      9,603
   Fees on letters of credit                      1,022       1,065       3,202      3,075
   Securities gains                                   4          --           4         12
   Other operating income                         1,234       1,854       4,393      4,565
                                                -------     -------     -------    -------
      Total other income                         13,627      12,352      38,858     34,369
                                                -------     -------     -------    -------

OTHER EXPENSES:
   Salaries and employee benefits                10,595       9,645      30,624     28,446
   Occupancy expense, net                         1,810       1,968       5,899      5,658
   Other operating expenses, net                  6,864       8,318      21,878     26,221
                                                -------     -------     -------    -------
      Total other expenses                       19,269      19,931      58,401     60,325
                                                -------     -------     -------    -------

   Minority interest in net income of
      consolidated subsidiary                       513          --         513         --
                                                -------     -------     -------    -------

   Income before income taxes                     9,003       8,132      24,686     20,385
   Provision for income taxes                     3,884       3,108      10,000      7,700
                                                -------     -------     -------    -------

   Net income                                   $ 5,119     $ 5,024     $14,686    $12,685
                                                =======     =======     =======    =======
   Earnings per common and common
      equivalent share:
         Primary                                $   .64     $   .66     $  1.81    $  1.67
                                                =======     =======     =======    =======
         Fully diluted                          $   .63     $   .65     $  1.81    $  1.61
                                                =======     =======     =======    =======
   Cash dividends declared per share of
      common stock                              $ .0833     $ .0833     $ .2499    $ .2499
                                                =======     =======     =======    =======

See accompanying notes to consolidated financial statements.

                        CAPITAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (In Thousands of Dollars)
                                       (Unaudited)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                 ----------------------
                                                                   1996          1995
                                                                 --------      --------
Cash flows from operating activities:
   Net income                                                    $ 14,686      $ 12,685
   Adjustments to reconcile net income to net
      cash provided by operating activities:
   Provision for loan losses                                        3,175         2,450
   Provision for doubtful accounts-factoring subsidiary             2,800         1,650
   Depreciation and amortization                                    3,637         3,033
   Net (gains) losses on other real estate                           (570)        1,731
   Securities gains                                                    (4)          (12)
   Loss (gain) on disposal of premises and equipment                   12           (32)
   Minority interest in net income of consolidated subsidiary         513            --
   Increase in accrued interest and other assets                   (1,647)       (5,143)
   Increase in other liabilities                                    5,112         6,740
                                                                 --------      --------
      Net cash provided by operating activities                    27,714        23,102
                                                                 --------      --------
Cash flows from investing activities:
   Proceeds from maturities of securities
      held to maturity                                              6,106        27,834
   Purchase of securities held to maturity                        (15,000)           --
   Proceeds from sale of securities available for sale              3,846            --
   Proceeds from maturities of securities
      available for sale                                           70,742        16,651
   Purchase of securities available for sale                      (58,475)      (33,074)
   Net increase in loans                                          (72,190)      (48,985)
   Proceeds from sale of premises and equipment                       120            81
   Purchase of premises and equipment                              (2,630)       (4,656)
   Proceeds from sale of other real estate                          4,798         6,039
   Improvements to other real estate                                 (576)         (781)
   Increase in accounts receivable-factoring
      subsidiary (net of due to clients)                          (76,972)      (50,282)
                                                                 --------      --------
      Net cash used in investing activities                      (140,231)      (87,173)
                                                                 --------      --------
Cash flows from financing activities:
   Net increase in deposits                                         5,467        88,683
   Net increase (decrease) in Federal funds purchased and
      securities sold under agreements to repurchase                8,212       (13,224)
   Proceeds from issuance of long-term debt                        39,000        50,000
   Repayment of long-term debt                                       (330)         (330)
   Cash dividends paid                                             (1,864)       (1,787)
   Proceeds from exercise of stock options                            341           892
   Redemption of fractional shares after
      3-for-2 stock split                                              --            (2)
   Repurchase of Common Stock                                         (37)           --
   Net proceeds from public offering of subsidiary                 17,646            --
   Proceeds from sale of treasury stock                                --         2,112
                                                                 --------      --------
      Net cash provided by financing activities                    68,435       126,344
                                                                 --------      --------

Net (decrease) increase in cash and cash equivalents              (44,082)       62,273

Cash and cash equivalents at beginning of period                  213,903       106,712
                                                                 --------      --------

Cash and cash equivalents at end of period                       $169,821      $168,985
                                                                 ========      ========

                                  (Continued)

                        CAPITAL BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Continued)
                           (In Thousands of Dollars)
                                       (Unaudited)

                                                                    Nine Months Ended
                                                                      September 30,
                                                                 ----------------------
                                                                   1996          1995
                                                                 --------     --------
Supplemental Disclosures

Cash paid during the period for:
   Interest                                                      $ 36,817      $ 29,040
                                                                 ========      ========

   Income taxes                                                  $  7,822      $  8,692
                                                                 ========      ========
Non-cash activities:
   (Increase) decrease in the unrealized loss on
     securities available for sale, net of applicable
     taxes (benefits) in 1996 - ($908) and in 1995 - $1,416      $ (1,537)     $  2,396
                                                                 ========      ========
   Loans and advances transferred to
     other real estate                                           $  1,026      $  1,104
                                                                 ========      ========

   Loans recorded in connection with sales of other assets       $     --      $    596
                                                                 ========      ========

See accompanying notes to consolidated financial statements.

                              CAPITAL BANCORP AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      September 30, 1996
NOTE 1:  Basis of Presentation

The Consolidated Statements of Condition for Capital Bancorp and Subsidiaries (the "Company") as of September 30, 1996 and December 31, 1995, the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 1996 and 1995 and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1996 and 1995 included in this Form 10-Q have been prepared by the Company in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited except for the Consolidated Statement of Condition as of December 31, 1995. Certain amounts in the December 31, 1995 Consolidated Statement of Condition have been reclassified to conform with the September 30, 1996 consolidated financial statement presentation.

Except for the Company's revised definition of "impaired" loans, which is discussed below in Note 2 - Impaired Loans, the accounting policies followed for interim financial reporting are consistent with the accounting policies set forth in Note 1 to the Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of Capital Bancorp ("Bancorp"), Capital Bank (the "Bank") and its subsidiaries, and Capital Factors Holding, Inc. and its subsidiaries ("Capital Factors"). All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the interim consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information contained therein. The interim results of operations are not necessarily indicative of the results which may be expected for the full year.

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

NOTE 2: Risk Elements - Loans and Advances

Foreign Outstandings

Foreign outstandings included in the loan portfolio consisted of the following (in thousands of dollars):

                                     September 30,          December 31,
                                         1996                  1995
                                     -------------         -------------
   Performing trade credits            $119,740               $124,501
   Other performing loans                 5,791                  1,050
   Non-accrual loans                        123                  2,072
                                       --------               --------
                                       $125,654               $127,623
                                       ========               ========

Performing trade credits consist primarily of refinanced letters of credit, acceptances purchased and pre-export financings principally to banks that are located in foreign countries. Cash collateral maintained at the Bank as offsets to outstanding foreign loans totaled $21.3 million at September 30, 1996 compared to $19.2 million at year end 1995. In addition to the outstanding foreign loans, at September 30, 1996 and December 31, 1995 there were $16.5 million and $29.6 million, respectively, due primarily from foreign customers on acceptances, offset by $2.1 million and $4.3 million, respectively, of cash collateral maintained at the Bank.

Cross border outstandings include loans, acceptances, acceptances purchased, pre-export financings and other interest bearing assets. The following is a list of cross border outstandings at September 30, 1996 and December 31, 1995 for those countries for which the total amount of outstandings, net of (a) any written guarantees of principal or interest by domestic or other non-local third parties (other than the foreign government) and (b) the value of any tangible liquid collateral that may be netted against the outstandings, exceeded 1% of consolidated total assets (in thousands of dollars):

                 September 30,                               December 31,
                     1996                                        1995
                  -----------                                -----------
   Brazil           $27,432                 Brazil              $23,187
   Peru              23,791                 Peru                 18,510
   Guatemala         17,681                 Guatemala            18,114
                                            Argentina            16,350
                    -------                                     -------
                    $68,904                                     $76,161
                    =======                                     =======

At September 30, 1996, the Bank had cross border outstandings to Ecuador aggregating $13.1 million, which exceeded .75%, but were less than 1% of consolidated total assets. At December 31, 1995, the Bank had cross border outstandings to Ecuador and El Salvador aggregating $14.4 million and $13.6 million, respectively, which exceeded .75%, but were less than 1% of consolidated total assets.

At September 30, 1996 and December 31, 1995, the Bank held other interest earning assets totaling $7.4 million and $7.2 million, respectively, issued by debtors located in foreign countries.

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

At September 30, 1996 and December 31, 1995, the recorded investment in loans that were considered impaired under SFAS No. 114 was $5.3 million and $5.9 million, respectively. Measurement for impairment of $476,000 and $2.4 million at September 30, 1996 and December 31, 1995, respectively, of these loans was based on the present value of projected cash flows, and the remainder was measured based on the estimated value of collateral. These loans required a SFAS No. 114 reserve for possible credit losses of $2.1 million and $2.2 million, which is included within the overall allowance for loan losses at September 30, 1996 and December 31, 1995, respectively. The average recorded investment in impaired loans during the nine months ended September 30, 1996 and 1995 was $6.8 million and $5.5 million, respectively. For the nine months ended September 30, 1996 and 1995, the Company recognized interest income on these loans of $50,000 and $59,000, respectively.

At September 30, 1996 and December 31, 1995, the recorded investment in client advances that were considered impaired under SFAS No. 114 was $701,000 and $2,184,000, respectively, all of which were on non-accrual status at the respective dates. Measurement for impairment was based on the estimated value of collateral. These advances required a SFAS No. 114 reserve for possible credit losses of $31,000 and $134,000 at September 30, 1996 and December 31, 1995, respectively, which is included within the overall allowance for doubtful accounts.

Non-accrual and Past Due Loans and Advances

Management evaluates past due and non-accrual loans and advances regularly in connection with estimating the provisions and the allowances for loan losses and doubtful accounts, taking into consideration the value of collateral and the prospects for repayment of principal and collectibility of interest. Loans and advances are classified on a non-accrual basis when management deems that collectibility of interest is doubtful, which is after 90 days of past due status, or at an earlier date if full collectability is doubtful unless the loan or advance is well secured and in the process of collection. Charge offs to the allowances are made when a loss is deemed probable.

At September 30, 1996 there were $774,000 of loans that were over 90 days past due and still accruing interest, as compared to $1.1 million at December 31, 1995. Included in loans 90 days past due and still accruing interest were real estate, commercial and consumer loans of $361,000, $359,000 and $54,000, respectively, at September 30, 1996 as compared to real estate, commercial and consumer loans of $689,000, $281,000 and $162,000, respectively, at December 31, 1995. Loans which are over 90 days past due and still accruing interest are in the process of collection and are deemed to be well secured.

Following is a summary of non-accrual loans and advances (in thousands of dollars):

                                         September 30,     December 31,
                                             1996             1995
                                         ------------      ------------
   Commercial loans                         $ 3,027          $ 1,164
   Foreign loans                                123            2,072
   Real estate loans                          2,166            1,664
   Consumer loans                             1,786            1,990
                                            -------          -------
   Total                                      7,102            6,890

   Advances                                     701            2,184
                                            -------          -------
   Total non-accrual loans and advances     $ 7,803          $ 9,074
                                            =======          =======

Non-accrual loans increased slightly to $7.1 million, reflecting increases in commercial and real estate non-accrual loans, while foreign non-accrual loans decreased. The increase in commercial non-accrual loans is primarily the result of loans totaling $1.6 million with two borrowers that were transferred to non-accrual status in 1996. The increase in real estate non-accrual loans primarily reflects the transfer of three loans totaling $1.6 million to non-accrual status and was offset by the foreclosure of three loans in 1996 totaling $1.1 million. The decrease in foreign non-accrual loans is primarily the result of the charge off of $1.9 million in foreign loans with an Argentine bank. Also charged off in the second quarter were several loans totaling $1.4 million with a Panamanian bank that had been transferred to non-accrual status in the first quarter of 1996. The decrease in non-accrual advances is the result of the repayment of $1.2 million of advances that were on non-accrual status at year end. Management has instituted collection procedures in connection with non-accrual loans and advances and has established allowances for loan losses and doubtful accounts deemed adequate to absorb potential losses, based on information currently available. Many of the factors considered in management's determination as to the adequacy of the allowances involve a significant degree of estimation and are subject to rapid changes that may be unforeseen by management. Changes to these factors could result in future adjustments to the allowance for loan losses.


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

ITEM 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        CAPITAL BANCORP AND SUBSIDIARIES

INTRODUCTION

Capital Bancorp ("Bancorp") is a bank holding company which conducts operations principally through Capital Bank (the "Bank"), a wholly-owned subsidiary, and Capital Factors Holding, Inc., a subsidiary of the Bank. The Bank operates a commercial banking franchise through 28 offices located in the South Florida area. Capital Factors Holding, Inc. and its subsidiaries ("Capital Factors") are principally engaged in providing receivables-based commercial financing and related fee-based credit, collection and management information services through offices located in Ft. Lauderdale, Florida; New York, New York; Los Angeles, California and Charlotte, North Carolina.

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

FINANCIAL CONDITION - SEPTEMBER 30, 1996 VS. DECEMBER 31, 1995

Overview

Total consolidated assets increased $142.0 million, or 9%, during the first nine months of 1996, which included increases of $86.2 million in interest earning assets and $55.8 million in non-interest earning assets. The increase in total consolidated assets was comprised primarily of increases of $127.5 million in net accounts receivable - factoring subsidiary and $68.1 million in net loans and was offset by decreases of $44.1 million in cash and cash equivalents and $9.7 million in total securities. The increases in accounts receivable and loans were primarily funded by additional borrowings of Capital Factors and the use of cash and cash equivalents. Total consolidated liabilities increased $114.9 million and included increases of $96.4 million in interest bearing balances and $18.5 million in non-interest bearing balances. The public offering of shares of Common Stock by Capital Factors Holding, Inc. resulted in a minority interest in consolidated subsidiary of $11.0 million at September 30, 1996. Total stockholders' equity increased $16.1 million, to $129.8 million, primarily as a result of earnings in excess of dividends declared and the gain from the public offering of subsidiary's Common Stock.

Securities

The decrease in total securities consisted primarily of maturities, sales and paydowns during the first nine months of 1996 totaling $80.7 million and an increase in the unrealized loss on securities available for sale of $2.4 million. Proceeds from these maturities and paydowns were primarily used to purchase $73.5 million of securities.

Loans

During the first nine months of 1996, total loans increased $65.9 million, or 9%, with increases primarily in consumer, real estate and commercial loans.

Consumer loans include installment loans, home equity and other consumer credit lines and credit cards. Installment financing, primarily of automobiles, which totaled $150.8 million and $124.1 million at September 30, 1996 and December 31, 1995, respectively, represented the largest portion of these loans. The increase in installment loans is primarily attributable to automobile loans originated indirectly by dealers and reflects the increase in consumer demand for the 1997 automobile models. Consumer loans totaled $184.4 million and $159.5 million at September 30, 1996 and December 31, 1995, respectively.

Substantially all of the Company's real estate lending is commercial in nature, including construction financing for new residential developments and short-term (5 to 7 years) first mortgages on income producing properties. Real estate construction loans increased $28.3 million, or 34%, during the first nine months of 1996 as a result of new home demand in the Company's South Florida market area. Real estate construction loans totaled $112.7 million and $84.4 million at September 30, 1996 and December 31, 1995, respectively, while real estate mortgage loans aggregated $140.4 million and $147.1 million at September 30, 1996 and December 31, 1995, respectively.

At September 30, 1996, commercial loans totaled $226.1 million, $52.2 million of which were asset-based loans at Capital Factors. Commercial loans increased $18.8 million, or 9%, reflecting primarily an increase of $13.8 million in asset-based loans. During the third quarter, Capital Factors acquired the assets of TempFunds America, Inc., of which $5.8 million were asset-based loans. Asset-based loans are collateralized primarily by receivables owned by the borrowers. The risks associated with asset-based lending are similar to those involved in Capital Factors' traditional factoring activities and primarily involve the credit quality of the receivables accepted as collateral. The experience in monitoring receivables that Capital Factors has gained through its traditional factoring activities is beneficial in managing this activity.

Accounts Receivable - Factoring Subsidiary

Accounts receivable - factoring subsidiary, net increased $127.5 million, or 40%, to $444.0 million as a result of an overall increase in factoring volume. Capital Factors, as well as the factoring industry, has historically experienced and expects to continue to experience seasonal fluctuations in its factored sales volume and factoring fees, which have generally been highest during the period from August through November. A principal reason for the fluctuation is the seasonality in the sales of certain of Capital Factors' clients, especially those in the apparel industry, which typically ship more goods during such 4-month period in order to fill increased customer orders in anticipation of "back-to-school" and the ensuing holiday season. Capital Factors purchases receivables from its clients and records a liability payable to the clients at the time of such purchase. From time to time, the liability is reduced by advance payments by Capital Factors to the clients, prior to the contractual payment date for the receivables purchased. Such advance payments are interest earning balances of Capital Factors. Interest earning advances, net of client interest bearing credit balances, amounted to $268.1 million at September 30, 1996, compared to $194.3 million at December 31, 1995. Balances due to factoring clients for receivables purchased were $181.9 million and $128.6 million at September 30, 1996 and December 31, 1995, respectively. Non-accrual advances were $701,000 and $2.2 million at September 30, 1996 and December 31, 1995, respectively, and are considered in the assessment of the allowance for doubtful accounts for adequacy (see "Provision for Doubtful Accounts - Factoring Subsidiary" below).

Cash and Cash Equivalents

The decrease in cash and cash equivalents was composed of decreases of $30.0 million in federal funds sold and securities purchased under agreements to resell and $14.1 million in cash and due from banks. Cash and cash equivalents were used to invest in loans and accounts receivable.

Deposits

Total deposits were $1,044.2 million at September 30, 1996 and $1,038.8 million at December 31, 1995. Total deposits remained relatively the same, however, the mix of deposits shifted from non-interest bearing to interest bearing, reflecting an increase of $49.5 million in interest bearing deposits and a decrease of $44.0 million in non-interest bearing deposits. The increase in interest bearing deposits reflects the combined effects of internal marketing efforts to increase overall deposits and increased customer demand for interest bearing deposits due to higher rates offered. Domestic deposits decreased by $23.4 million primarily as a result of the repayment of $21.0 million in U.S. Treasury demand deposits and $15.0 million in brokered time deposits in January 1996. Such deposits were received and repaid in the normal course of business and this activity is not indicative of any known trends. The remaining decrease in non- interest bearing deposits is the result of deposit outflows in the normal course of business.

The Company does not operate any foreign offices; however, as a result of the activities of the Bank's International Division, foreign customers maintain deposit accounts with the Bank. Deposits by foreign customers amounted to $199.0 million at September 30, 1996 and $170.2 million at December 31, 1995, representing 19% and 16% of total deposits, respectively. The level of these deposits is, in part, related to the level of trade finance activity conducted by the Company, and is also affected by economic trends in foreign countries.

Short-Term Borrowings

The Company's short-term borrowings primarily represent securities sold under agreements to repurchase on an overnight basis involving retail customers.
From time to time, the Company may also access wholesale repurchase sources for seven to 90 day periods for short-term liquidity management purposes. Retail repurchase agreements increased $8.2 million to $94.3 million during the first nine months of 1996.

Long-Term Debt

During the second quarter of 1996, Capital Factors established a $40 million revolving credit facility with an unaffiliated lender. Borrowings under this facility bear interest at LIBOR plus 2.15% and mature in March 1999. At September 30, 1996, $29.0 million was outstanding under this line. Also during the second quarter, Capital Factors privately placed a $10 million subordinated note with an unaffiliated lender. The note bears interest at a fixed rate of 7.95% and matures in July 2001.

Capital Factors also has outstanding three series of Variable Rate Asset Back Certificates aggregating $175.0 million. Such certificates bear interest at LIBOR plus 1.25% before transaction costs and are scheduled to mature in December 1999 ($100.0 million), June 2000 ($25.0 million) and January 2001 ($50.0 million).

CAPITAL RESOURCES

Stockholders' equity increased $16.1 million during the first nine months of 1996 as a result of net income of $14.7 million and a gain of $4.5 million from the public offering of Capital Factors Holding, Inc.'s Common Stock and was offset by dividends declared of $1.9 million and an increase in the unrealized loss on securities available for sale of $1.5 million (net of tax).

The Florida Department of Banking and Finance (the "FDBF"), the Federal Deposit Insurance Corporation (the "FDIC") and the Board of Governors of the Federal Reserve System (the "Federal Reserve") use guidelines in assessing the adequacy of capital of financial institutions under their supervision. These guidelines, which include required minimum leverage, tier one risk-based and total risk-based capital ratios, are considered in regulators' examinations and are reviewed periodically for potential adjustments based upon changes in the economy, financial markets and banking practices. Regulators can take a variety of actions if capital guidelines are not met. Bancorp is supervised by the Federal Reserve. The Bank is supervised by the FDIC and the FDBF.

At September 30, 1996 and December 31, 1995, the regulatory capital ratios of the Company and the Bank were as follows:

                                                                              Minimum
                              Company                    Bank             Requirement of
                      ----------------------    ----------------------    --------------
                      9/30/96       12/31/95    9/30/96       12/31/95
                      -------       --------    -------       --------
Leverage ratio          8.25%         7.25%      7.93%          6.97%            3%*

Tier One ratio         10.50%         9.99%     10.08%          9.58%            4%

Total ratio            11.40%        11.24%     10.99%         10.83%            8%


--------------------
      *Banking regulators expect institutions to maintain an excess of 1 to 2% above the minimum.

In the opinion of management, these ratios are sufficient to protect depositors and facilitate future growth. The Company's management continuously reviews capital adequacy. The various alternatives for generating equity from internal and external sources are constantly under review to ascertain the most effective approach for the Company. The Company has traditionally provided most of its capital through retained earnings. For the first nine months of 1996 and 1995, the Company's annualized internal capital generation ratio was 15.06% and 15.92%, respectively.

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

Cash and cash equivalents totaled $169.8 million and $213.9 million at September 30, 1996 and December 31, 1995, respectively. During the first nine months of 1996, the Company used $140.2 million in investing activities while generating $68.4 million and $27.7 million from financing and operating activities, respectively.

During the first nine months of 1996, net new advances by Capital Factors amounted to $77.0 million, and net new loans amounted to $72.2 million. Maturities and paydowns of securities in excess of purchases generated $7.2
million of liquidity.   The Company generated net cash flows of $68.4 million
from its financing activities, including $39.0 million from borrowings by Capital Factors, $17.6 million from Capital Factors Holding, Inc.'s issuance of its Common Stock, an increase of $8.2 million in Federal funds purchased and securities sold under agreements to repurchase and $5.5 in net deposit inflows. Capital Factors entered into a revolving credit facility with an unaffiliated lender which provides for maximum borrowings of $40.0 million ($29.0 million of which was outstanding at September 30, 1996) and issued a subordinated note in the amount of $10.0 million to another unaffiliated lender. While deposits provided only $5.5 million in cash flows, they are expected to remain a primary source of liquidity.

In the normal course of business, the Company utilizes various financial instruments with off-balance sheet risk to meet the financing needs of its customers. These off-balance sheet activities include commitments to extend credit, commercial letters of credit and standby letters of credit. The liquidity, credit and market risks associated with these financial instruments are generally managed in conjunction with the Company's balance sheet activities and are subject to normal credit policies, financial controls and risk limiting and monitoring procedures. At September 30, 1996, the Company had outstanding commitments to extend credit, commercial letters of credit and standby letters of credit amounting to $204.5 million, $98.0 million and $15.8 million, respectively. In the normal course of business, some of these commitments may expire without being drawn upon. The Company expects to meet funding requirements resulting from these commitments by using its traditional sources of liquidity.

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

Liquidity is also necessary at the Bancorp level. The ability of Bancorp to meet debt service requirements, pay dividends to stockholders and satisfy other liquidity needs is primarily dependent on the Bank's ability to continue the payment of dividends. The ability of the Bank to pay dividends is governed by Florida statutes. At periodic intervals, state or federal regulatory agencies routinely examine Bancorp and the Bank as part of their legally prescribed oversight of the banking industry and may further restrict the payment of dividends or other activities by regulatory action. At September 30, 1996, the Bank was not subject to any restrictions on the payment of dividends other than statutory.

For the remainder of 1996, Bancorp's estimated debt service and stockholder dividend requirements total approximately $652,000. At September 30, 1996, Bancorp had available cash balances of $6.5 million and management believes liquidity at September 30, 1996 was satisfactory.

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

Maintenance of satisfactory funding levels allows the Company to position itself so that the risks of interest rate fluctuations are decreased. This, together with a high percentage of variable rate assets, provides a more consistent margin between interest earning assets and interest bearing liabilities. For the first nine months of 1996, the average yield on interest earning assets was 9.09%. For the first nine months of 1996, the average rate paid on interest bearing deposit liabilities was 4.28%, while the average rate paid for other interest bearing liabilities was 6.65%. To the extent that non-deposit liabilities grow faster than deposits, the Company's overall cost of funds will likely rise, contributing to a decrease in net interest income. At this time, management does not believe these factors will have a significant adverse impact on net interest income.

The following table provides a summary analysis of maturity and repricing characteristics of the Company's interest earning assets and interest bearing liabilities at September 30, 1996. For purposes of this analysis, regular passbook savings and NOW and money market accounts are included as repricing in 90 days or less. The difference between the maturities and repricing intervals applicable to interest earning assets and interest bearing liabilities is commonly referred to as the "gap."


                     INTEREST RATE SENSITIVITY BY MATURITY
                               OR REPRICING DATES
                            (In Millions of Dollars)

                                   90 days      91-180      181-365       Over
                                   or less       days        days       one year      Total
                                   -------      ------      -------     --------      -----
Interest earning assets:
Securities                         $ 32.9       $ 15.7       $ 20.2      $ 162.0    $  230.8
Loans(1)                            422.9         60.2         42.6        261.7       787.4
Other earning
  assets(2)                         322.0           --           --           --       322.0
                                   ------       ------       ------      -------     -------
Total interest
  earning assets                    777.8         75.9         62.8        423.7     1,340.2
                                   ------       ------       ------      -------     -------

Interest bearing liabilities:
Interest bearing
  deposits                          465.8        112.4        110.3         63.5       752.0
Short-term borrowings                94.3           --           --           --        94.3
Long-term debt                      205.3           --           --         10.0       215.3
                                   ------       ------       ------      -------     -------
Total interest
  bearing liabilities               765.4        112.4        110.3         73.5     1,061.6
                                   ------       ------       ------      -------     -------

Gap                                  12.4        (36.5)       (47.5)       350.2     $ 278.6
                                   ------       ------       ------      -------     =======
Cumulative Gap                     $ 12.4       $(24.1)      $(71.6)     $ 278.6
                                   ======       ======       ======      =======

-------------------------

(1) Excludes non-accrual loans of $7.1 million.

(2) Excludes non-accrual advances of $701,000.


Interest rates earned and paid on interest earning assets and interest bearing liabilities are influenced both by factors outside the control of management, such as current market interest rates (e.g., prime, LIBOR) and factors controlled by management (e.g., rates paid on deposits). Management can further influence net interest income by adjusting the mix of assets and liabilities between fixed and floating rate instruments, or adjusting the duration of these items. To an extent, management's ability to control these factors is contingent upon customer demand or acceptance of the products offered by the Company. At September 30, 1996, the Company's cumulative one-year gap was negative $71.6 million, or approximately 5% of total earning assets. Management does not believe the Company's operating results will be significantly impacted by changes in interest rates over the next year.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

General

The Company recorded net income of $14.7 million for the nine months ended September 30, 1996, compared to $12.7 million for the nine months ended September 30, 1995. The increase was primarily a result of higher factoring revenue and lower operating expenses (primarily at the Bank) offset by higher provisions for income taxes and provisions for credit losses. Both primary and fully diluted earnings per share were $1.81 for the nine months ended September 30, 1996 compared to $1.67 and $1.61, respectively, for the same period in 1995. For the nine months ended September 30, 1996 and 1995, the Company's annualized returns on average assets were 1.21%. The annualized return on average stockholders' equity was 16.31% in 1996 compared to 17.05% in 1995.

Lines of Business

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

                             BUSINESS SEGMENT DATA
                           (In Thousands of Dollars)

                                                      Nine Months Ended
                                                        September 30,
                                               -----------------------------
                                                   1996              1995
                                               ----------         ----------
Interest income and
 non-interest income:
  Domestic banking activities                  $   72,728         $   70,238
  Foreign banking activities                       10,499             11,171
                                               ----------         ----------
      Total banking activities                     83,227             81,409

  Factoring activities                             46,811             36,843
  Inter-company                                    (3,737)(1)         (3,653)(1)
                                               ----------         ----------

      Total                                    $  126,301            114,599
                                               ==========         ==========

Income before income taxes:
  Domestic banking activities                  $   15,985         $   10,319
  Foreign banking activities                        1,109              4,172
                                               ----------         ----------
      Total banking activities                     17,094             14,491

  Factoring activities                             13,029             10,578
  Corporate, minority interest and other           (5,437)(2)         (4,684)(2)
                                               ----------         ----------

      Total                                    $   24,686         $   20,385
                                               ==========         ==========

-------------------------

(1) Inter-company revenues primarily reflects the related interest income on loan balances payable by Capital Factors to the Bank.

(2) Includes costs associated with various activities and functions, including the operations of Bancorp (parent only), certain senior management of the Bank and other administrative costs, as well as minority interest in net income of consolidated subsidiary totaling $513,000 in the 1996 period. There was no minority interest in the 1995 period.

Interest income derived from domestic banking activities totaled $59.0 million and $56.3 million for the nine months ended September 30, 1996 and 1995, respectively. Net interest income totaled $35.7 million and $37.3 million in the respective periods. Interest income, as well as net interest income, were reduced by $1.2 million in the third quarter of 1996 for the correction of an error in a system generated interest accrual on certain installment loans. The 1995 amount includes $975,000 of non-recurring income relating to the collection of a loan previously on non-accrual status. See "Net Interest Income" below for further discussion relating to these adjustments. Adjusting for these items, net interest income would have remained relatively the same, and reflects a decline in the net interest margin due to lower rates earned on loans and higher rates paid on deposits offset by higher levels of average interest earning assets. Non-interest income from domestic banking activities amounted to $13.7 million and $14.0 million in 1996 and 1995, respectively. Operating results from domestic activities were higher primarily as a result of lower non-interest expenses and lower provisions for domestic loan losses partially offset by lower net interest income. Non-interest expenses were lower primarily as a result of higher overdraft losses in 1995 relating to the $2.7 million provision for potential losses associated with one customer. Additionally, based on management's assessment of the allowance for loan losses, the provision for domestic loan losses decreased $1.8 million, from $2.2 million for the nine months ended September 30, 1995 to $370,000 for the comparable period of 1996.

The Company does not operate any foreign offices. Foreign banking operations principally arise from the Company's trade finance lending to, and issuance of letters of credit on behalf of, banks and financial institutions located in Central and South America. Interest income from foreign banking activities totaled $7.1 million and $7.8 million in 1996 and 1995, respectively. Net interest income totaled $4.2 million and $4.8 million in 1996 and 1995, respectively. Net interest income decreased in 1996 compared to 1995 primarily as a result of a decrease in the net interest margin due to higher funding costs. Non-interest income from foreign banking activities primarily represents letter of credit fees and remained at $3.4 million in both periods. Operating results from foreign banking activities were also affected by provisions for loan losses, which amounted to $2.8 million in 1996 and $288,000 in 1995. The 1996 provision reflects approximately $1.4 million for certain exposures in connection with several loans to a Panamanian bank for which the Panamanian government suspended operations during the first quarter, and $1.0 million for certain exposures in connection with several loans to an Argentine bank. These loans were charged off in June 1996. The 1995 provision reflects approximately $1.6 million in recoveries of 1994 charge offs and the improvement of other potential problem foreign loans.

The Company's factoring activities continued to grow in 1996, due primarily to the acquisition of new clients. Total revenue, which includes interest income and non-interest income, increased 27% over the first nine months in 1995 to $46.8 million for the nine months ended September 30, 1996, while operating profits increased 23% to $13.0 million. Non-interest income, which primarily represents factoring commissions, totaled $21.9 million and $17.1 million in 1996 and 1995, respectively, reflecting increased factored accounts receivable from $1.5 billion in 1995 to $1.9 billion in 1996. Interest income was $24.9 million and $19.7 million, while net interest income was $10.7 million and $8.4 million in 1996 and 1995, respectively. Growth in average interest earning assets, primarily in advances, due to business development gave rise to these increases. The increases in net interest income and non-interest income were offset by increases in non-interest expenses and provisions for doubtful accounts. The increase in non-interest expenses was primarily the result of the expansion of factoring activities. The increase in the provision in 1996 was the result of greater charge offs resulting partially from growth in factoring activities.

Net Interest Income

Net interest income is the difference between interest, fees and dividends earned on loans and investments and interest paid on deposits and other sources of funds. Net interest income totaled $50.7 million and $50.4 million for the nine months ended September 30, 1996 and 1995, respectively. Loan fees included in net interest income amounted to $1.3 million and $1.2 million in 1996 and 1995, respectively. Net interest income on a fully tax-equivalent basis, including loan fees, totaled $51.4 million in 1996 and 1995.

Net interest income in the first nine months of 1996 increased $276,000 over the same period in 1995 and was comprised of an increase of $7.2 million in interest income offset by an increase of $6.9 million in interest expense. During the third quarter of 1996 the Company discovered an error in a system calculated interest accrual on certain installment loans, which began in the third quarter of 1995. The correction of this error reduced interest income by $1.2 million in 1996, of which $676,000 related to the first six months of 1996 and $563,000 related to 1995, of which $225,000 related to the first nine months of 1995. Interest income in 1995 includes the one-time collection of interest, totaling $975,000, relating to the payoff of a loan previously on non-accrual status. Adjusting for the above mentioned items, interest income and net interest income would have increased by $9.0 million and $2.1 million, respectively, for the nine months ended September 30, 1996 as compared to the same period in 1995. The increase in net interest income was due to an increase in average interest earning assets to $1.304 billion in 1996 from $1.126 billion in 1995, offset by a decline in the net interest margin to 5.33% in 1996 from 5.96% in 1995 (both ratios reflect the corrected interest income due to the calculation error, as well as excluding the 1995 non-recurring collection). While average interest earning assets and average interest bearing liabilities increased 16%, the net interest margin declined primarily as the result of a decrease in interest rates earned on loans and accounts receivable-advances, along with an increase in interest rates paid on deposits. Average interest bearing liabilities increased to $994.1 million in 1996 from $857.9 million in 1995. The increase in average interest bearing liabilities occurred primarily in time deposits and long-term borrowings. Approximately 69% of the increase in interest expense was attributable to interest expense on deposits and is primarily the result of an increase in average time deposits, and to a lesser extent in the average rates paid on such deposits. Average time deposits increased $104.0 million, or 31% for the first nine months of 1996 to $436.9 million and represented 61% of average total interest bearing deposits in 1996 compared to 53% in 1995.

See Asset/Liability Management and Interest Rate Risk above for a discussion of factors that may affect net interest income.

The following table sets forth information on yields earned and rates paid by the Company for the nine month periods ended September 30, 1996 and 1995, and should be reviewed when reading the following net interest income analysis. Yield and interest on tax-exempt loans and securities have been adjusted to reflect tax-equivalent basis using the Federal tax rate of 35%. Loans and accounts receivable-advances on non-accrual status have been included in average balances for purposes of computing average yield or rate. Yields on securities available for sale have been computed based on amortized cost. Yields and interest on loans to U.S. borrowers for 1996 and 1995 reflect the correction of the system generated error on the calculation of interest income totaling $989,000 and $235,000, respectively. Yield and interest on loans to U.S. borrowers for 1995 also excludes $975,000 in interest income relating to the payoff of a loan which was previously on non-accrual status.

                          YIELDS EARNED AND RATES PAID
                       (All Dollar Amounts in Thousands)

                                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------------------------------------------------
                                                 1996                                         1995
                                      -----------------------------              -------------------------------
                                                            Average                                      Average
                                       Average               Yield                 Average                Yield
                                       Balance    Interest  Or Rate                Balance    Interest   Or Rate
                                      ----------  --------  -------              -----------  --------  --------
ASSETS
Interest earning assets:
  Loans, net of unearned income:
   U.S. Borrowers                     $  600,764  $  43,957   9.77%               $  529,127  $ 40,254    10.17%
   Foreign Borrowers                     126,914      7,070   7.44                   124,055     7,626     8.22
   Tax Exempt                             15,500      1,869  16.11                    20,198     2,463    16.31
                                      ----------  ---------  -----                ----------  --------    -----
     Total loans                         743,178     52,896   9.51                   673,380    50,343    10.00

  Accounts receivable
   advances - factoring
   subsidiary                            229,885     20,800  12.09                   181,361    17,308    12.76

         Securities:

  Securities held to maturity:
   Taxable                                25,943      1,567   8.07                    75,122     3,548     6.32
   Tax-exempt                              3,095        247  10.65                     3,451       274    10.62
  Securities available for sale:
   Taxable                               205,251      9,410   6.12                   133,739     5,949     5.95
  Federal funds sold
   and other interest earning
   assets                                 96,950      3,826   5.27                    59,067     2,557     5.79
                                      ----------  ---------  -----                ----------  --------    -----

    Total interest earning
     assets                            1,304,302     88,746   9.09                 1,126,120    79,979     9.50
                                                  ---------                                   --------

Less allowance for loan losses
 and doubtful accounts                   (13,633)                                    (12,912)
Cash and due from banks                   91,332                                      84,054
Due from customers on
  acceptances                             30,208                                      27,915
Other real estate                          5,296                                      11,856
Other assets                             202,470                                     150,438
                                      ----------                                  ----------
    Total                             $1,619,975                                  $1,387,471
                                      ==========                                  ==========


                          YIELDS EARNED AND RATES PAID
                       (All Dollar Amounts in Thousands)

                                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------------------------------------------------
                                                 1996                                         1995
                                      -----------------------------              -------------------------------
                                                            Average                                      Average
                                       Average               Yield                 Average                Yield
                                       Balance    Interest  Or Rate                Balance    Interest   Or Rate
                                      ----------  --------  -------               ----------  ---------  --------
LIABILITIES AND STOCKHOLDERS'
  EQUITY
Interest bearing liabilities:
 Deposits:
  Savings and Money Market            $  284,277  $   5,243   2.46%               $  296,193  $  5,133     2.32%
  Time                                   436,935     17,887   5.47                   332,937    13,223     5.31
                                      ----------  ---------  -----                ----------  --------    -----
Total interest bearing
     deposits                            721,212     23,130   4.28                   629,130    18,356     3.90

Short-term borrowings                     85,031      2,895   4.55                    90,189     3,526     5.23

Long-term borrowings                     187,902     10,701   7.61                   138,570     7,907     7.63
                                      ----------  ---------  -----                ----------  --------    -----
           Total interest bearing
            liabilities                  994,145     36,726   4.93                   857,889    29,789     4.64
                                      ----------  ---------  -----                ----------  --------    -----
Non-interest bearing
  deposits                               304,796                                     289,431
Bank acceptances outstanding              30,208                                      27,915
Other liabilities                        168,176                                     112,752
Minority interest in
  consolidated subsidiary                  2,370                                          --
Stockholders' equity                     120,280                                      99,484
                                      ----------                                  ----------
    Total liabilities and
     stockholders' equity             $1,619,975                                  $1,387,471
                                      ==========                                  ==========
    Net interest earnings/
     yield                                        $  52,020   5.33%                          $ 50,190     5.96%
                                                  =========  =====                           ========    =====

    Net interest spread                                       4.16%                                       4.86%
                                                             =====                                       =====
    Utilization rate                                         80.51%                                      81.16%
                                                             =====                                       =====

Provision for Loan Losses

For the first nine months of 1996, the provision for loan losses increased $725,000 to $3.2 million as compared to $2.5 million during the same period in 1995. The assessment of the adequacy of the provision involves a significant degree of estimation and is subject to change. See "Allowance for Loan Losses" for additional discussion.

Provision for Doubtful Accounts - Factoring Subsidiary

For the first nine months in 1996, the provision for doubtful accounts amounted to $2.8 million compared to $1.7 million for the same period in 1995. This increase is primarily due to greater charge offs resulting partially from growth in factoring activities. See "Allowance for Doubtful Accounts - Factoring Subsidiary" for additional discussion. For the nine months ended September 30, 1996 and 1995, net charge offs as a percentage of accounts receivable purchased was .15% and .05%, respectively. For the same periods, the percentage of provision for doubtful accounts to accounts receivable purchased was .15% and .11%, respectively. Based on these relationships, and a review of the recorded allowance and accounts receivable at each period end, management believes the provisions and allowance to be adequate to absorb known and inherent losses in the accounts receivable portfolio. Because the assessment of the adequacy of the allowance and provisions for credit losses involves a significant degree of estimation and is subject to change, future provisions for credit losses may be greater or less than actual charge offs.

Other Income

Other income increased $4.5 million, or 13% for the nine months ended September 30, 1996 compared to the same period in 1995. The increase in other income consisted primarily of an increase of $4.6 million in factoring revenues. The Company, through Capital Factors, operates factoring offices in Fort Lauderdale, Florida, Los Angeles, California, New York, New York and Charlotte, North Carolina. Capital Factors is a specialized financial services company principally engaged in providing receivables-based commercial financing and related fee-based credit, collection and management information services. Capital Factors' clients are primarily small to medium size companies in various industries, including textile, apparel and furniture manufacturing and, recently, entities involved in the health care industry.

Total accounts receivable factored totaled $1.888 billion and $1.463 million for the first nine months of 1996 and 1995, respectively, representing an increase of 29%. Factoring commissions increased 28% for the same period and totaled $18.5 million or 48% of total other income for the nine months ended September 30, 1996 compared to $14.4 million or 42% of total other income for the same period in 1995. Commission income as a percentage of factored accounts receivable was .98% for both periods. The growth in factoring commissions is attributable to overall expansion of factoring activities.

Other Expenses

Other expenses decreased $1.9 million, or 3%, consisting primarily of a decrease of $4.3 million in other operating expenses offset by an increase of $2.2 million in salaries and employee benefits. The decrease in other operating expenses primarily reflects $2.7 million in provisions to reserve for potential losses resulting from overdrafts related to one customer in 1995 (see further discussion below). In addition, during 1996, other real estate expenses decreased $2.2 million compared to the same period in 1995 primarily due to lower provisions for losses. The increase in salaries and employee benefits primarily reflects increases at Capital Factors due to expansion of factoring activities.

For the first nine months of 1996, provisions for losses on overdrafts totaled $362,000, compared to $3.2 million for the comparable period of 1995. The increased provision for the nine months of 1995 primarily resulted from one customer who created net overdrafts of approximately $2.7 million in connection with transactions occurring over a period of approximately two weeks. To mitigate the risk that similar losses may occur in the future, internal review and approval procedures were strengthened by management. At September 30, 1996 and December 31, 1995, total overdraft balances amounted to $8.0 million and $3.2 million, respectively, and were included in loans in the consolidated balance sheet. Overdrafts at September 30, 1996 included $2.8 million of international overdrafts, which were repaid subsequent to September 30, 1996. Management does not anticipate any material losses associated with overdraft balances at September 30, 1996.

Provision (Benefit) for Income Taxes

The Company's effective tax rate varies with changes primarily in the derivation of pre-tax income by state, in the proportion of tax exempt income and in corporate tax rates. The provision for income taxes aggregated 41% and 38% of pre-tax income for the nine months ended September 30, 1996 and 1995, respectively.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

General

The Company recorded net income of $5.1 million for the three months ended September 30, 1996, compared to $5.0 million for the same period in 1995. Primary earnings per share was $.64 and $.66 at September 30, 1996 and 1995, respectively. Fully diluted earnings per share was $.63 and $.65 at the respective dates. The annualized return on average assets was 1.19% for the three months ended September 30, 1996, compared to 1.36% for the three months ended September 30, 1995. The annualized return on average stockholders' equity was 16.15% for the three months ended September 30, 1996 compared to 19.01% for the same period in 1995. The increase in income was primarily a result of higher factoring revenues, lower provision for loan losses and lower other expenses offset by a decrease in net interest income and higher provision for income taxes.

Lines of Business

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


                             BUSINESS SEGMENT DATA
                           (In Thousands of Dollars)


                                                     Three Months Ended
                                                        September 30,
                                                 ------------------------
                                                    1996          1995
                                                 ----------    ----------
Interest income and
 non-interest income:
  Domestic banking activities                    $   23,837    $   25,418
  Foreign banking activities                          3,456         3,786
                                                 ----------    ----------
      Total banking activities                       27,293        29,204

  Factoring activities                               17,395        13,715
  Inter-company                                      (1,243)(1)    (1,315)(1)
                                                 ----------    ----------

      Total                                      $   43,445    $   41,604
                                                 ==========    ==========

Income (loss) before income taxes:
  Domestic banking activities                    $    4,060    $    5,940
  Foreign banking activities                          1,232          (303)
                                                 ----------    ----------
      Total banking activities                        5,292         5,637

  Factoring activities                                5,686         4,162
  General corporate, minority interest
    and other expenses                               (1,975)(2)    (1,667)(2)
                                                 ----------    ----------

      Total                                      $    9,003    $    8,132
                                                 ==========    ==========

------------------------------------

(1) Inter-company revenues primarily reflects the related interest income on loan balances payable by Capital Factors to the Bank.

(2) Corporate and other includes costs associated with various activities and functions, including the operations of Bancorp (parent only), certain senior management of the Bank and other administrative costs.

Interest income derived from domestic banking activities decreased $1.4 million from $20.6 million for the three months ended September 30, 1995 to $19.2 million for same period in 1996. Net interest income from domestic banking activities decreased $2.5 million to $11.0 million from $13.4 million, primarily due to the correction in the third quarter of 1996 of an error and the 1995 collection of past due interest income. See additional discussion in "Lines of Business" and "Net Interest Income" for the nine months ended September 30, 1996 and 1995. Non-interest income decreased $212,000 to $4.6 million from $4.8 million. Operating results were lower due to lower net interest income and higher provision for loan losses offset by lower operating expenses. The provision for domestic loan losses increased $913,000 to $773,000 for the third quarter of 1996 compared to a credit of $140,000 for the third quarter of 1995 due to management's assessment of the allowance at the respective period ends. Non-interest expense decreased by approximately $1.7 million to $10.7 million from $12.5 million due primarily to higher provisions in 1995 for potential losses on other real estate.

The increase in operating results for the Bank's foreign activities was the result of lower provision for foreign loan losses which amounted to $102,000, compared to $1.8 million for the same period of 1995. During the third quarter of 1995, higher provisions were recorded to the allowance for loan losses on certain Argentine loans. See "Allowance for Loan Losses" below for additional discussion.

The increase in operating results from factoring activities results from higher net interest income and non-interest income partially offset by higher non-interest expenses. Net interest income derived from factoring activities increased primarily due to higher levels of average earning assets. Factoring commissions, which amounted to $7.9 million and $6.4 million for the third quarter of 1996 and 1995, respectively, also contributed to higher factoring revenues.

Net Interest Income

Net interest income for the three months ended September 30, 1996 decreased $1.4 million over the comparable period in 1995, and consisted of an increase of $1.9 million in interest expense (primarily in long-term borrowings and time deposits) offset by an increase of $566,000 in interest income. Net interest income in the third quarter of 1996 includes the error correction, which reduced interest and fees on loans by $1.2 million and net interest income in the third quarter of 1995 includes $975,000 in non-recurring interest related to the collection of a loan previously on non- accrual status. See additional discussion in "Net Interest Income" for the nine months ended September 30, 1996 and 1995. Adjusting for the above mentioned items, interest income and net interest income would have increased $3.0 million and $1.1 million, respectively, for the three months ended September 30, 1996 compared to the same period in 1995. Interest expense was higher primarily due to higher average interest bearing liabilities partially offset by lower average rates paid. The increase in average interest bearing liabilities occurred primarily in time deposits and borrowings at Capital Factors. The increase in interest income consisted of increases of $1.4 million in interest on advances to factoring clients and $555,000 in taxable interest on securities offset by a decrease of $1.6 million in interest and fees on loans. The decrease in interest and fees on loans was also effected by lower yields offset by higher average interest earning assets. The net interest margin for the three months ended September 30, 1996 decreased to 5.32% from 5.73% for the three months ended September 30, 1995 (both ratios reflect the corrected interest income, as well as excluding the 1995 non-recurring collection).

Provisions for Credit Losses

For the three months ended September 30, 1996, the provision for loan losses decreased $825,000 to $875,000. The provision for doubtful accounts - factoring subsidiary remained unchanged compared to the same period in 1995. Provisions for loan losses in the third quarter of 1995 related to certain Argentine loans which were charged off in the second quarter of 1996. The provisions reflect management's judgment as to the amount deemed adequate to absorb potential loan and receivable losses in the respective portfolios after evaluating the portfolios, current economic conditions, changes in the nature and volume of the portfolios, past loss experience and other pertinent factors.

Other Income and Expense

Other income increased $1.3 million, or 10% for the three months ended September 30, 1996 compared to the same period in 1995. The increase in other income primarily consisted of increases of $1.5 million in factoring revenues and $416,000 in service charges on deposits offset by a decrease of $620,000 in other operating income. Factoring revenues increased due to expansion of factoring activities. Operating income was lower primarily as a result of contract termination payments of $732,000 received from a third party in 1995 upon data processing conversion.

Other expenses decreased $662,000, or 3%, consisting primarily of a decrease of $1.5 million in other operating expenses offset by an increase of $950,000 in salaries and employee benefits. The decrease in other operating expenses primarily reflects lower provisions for other real estate losses. The increase in salaries and employee benefits primarily reflects increases at Capital Factors due to expansion of factoring activities.

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

ASSET QUALITY REVIEW

The following table summarizes the Company's non-accrual loans and advances, past due loans, other potential problem loans and restructured loans and assets as of the dates indicated (in thousands of dollars):

                                       September 30,                December 31,
                                          1996                         1995
                                        ---------                  ------------
Non-accrual
 loans:
   Domestic                             $  6,979                     $  4,818
   Foreign                                   123                        2,072

90 days past due
 or more:
   Domestic                                  774                        1,132
   Foreign                                    --                           --
                                        --------                     --------

     Sub total                             7,876                        8,022

Non-accrual advances                         701                        2,184
                                        --------                     --------
     Total                              $  8,577                     $ 10,206
                                        ========                     ========

Other potential
  problem loans                         $  4,880                     $  7,697
                                        ========                     ========

Restructured
 loans (1)                              $  8,333                     $  8,433
                                        ========                     ========

Restructured
 assets (2)                             $  3,372                     $  3,137
                                        ========                     ========

-------------------------

(1) Represents troubled debt restructurings as defined by Statement of Financial Accounting Standards No. 15. These loans were in compliance with terms at September 30, 1996.

(2) Represents securities available for sale (at market value) received in connection with restructured foreign loans. These bonds were in compliance with terms at September 30, 1996.


Domestic non-accrual loans aggregated $7.0 million at September 30, 1996, compared to $4.8 million at year end 1995. Domestic non-accrual loans aggregated 1.0% and .8% of total domestic loans at September 30, 1996 and December 31, 1995, respectively. The increase in domestic non-accrual loans resulted primarily from the transfer of three real estate mortgage loans and three commercial loans from accrual status to non-accrual status offset by three real estate mortgage loans that were foreclosed upon and transferred to other real estate and charge offs of consumer loans in excess of new consumer loans transferred to non-accrual status.

Foreign non-accrual loans aggregated $123,000 and $2.1 million at September 30, 1996 and December 31, 1995, respectively. Foreign non-accrual loans represented .1% and 1.6% of total foreign loans at September 30, 1996 and December 31, 1995, respectively. The decrease in foreign non-accrual loans is primarily the result of the charge off in the second quarter of $2.0 million and $1.4 million of loans with an Argentine and a Panamanian bank, respectively. The loans with the Panamanian bank were transferred from accrual status to non-accrual status in the first quarter of 1996. See "Allowance for Loan Losses" below for additional discussion.

Impaired loans aggregated $5.3 million and $5.9 million at September 30, 1996 and December 31, 1995, respectively. All impaired loans at September 30, 1996 were on non-accrual status. Included in impaired loans at December 31, 1995 were $4.9 million of non-accrual loans and one loan of $956,000 which was still accruing interest. See "Allowance for Loan Losses" for additional discussion.

Advances made by Capital Factors are placed on non-accrual status when the loan balance, including interest, is considered impaired and exceeds the estimated value of the underlying receivables or collateral. Non-accrual advances amounted to $701,000 at September 30, 1996, compared to $2.2 million at December 31, 1995. The decrease at September 30, 1996 is primarily the result of the repayment in early 1996 of $1.2 million of advances that were on non-accrual at year end. See "Provision for Doubtful Accounts - Factoring Subsidiary" above and "Allowance for Doubtful Accounts - Factoring Subsidiary" below for additional information.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level deemed adequate by management to absorb potential loan losses in the portfolio after evaluating the loan portfolio, the financial condition of borrowers, current economic conditions, changes in the nature and volume of the portfolio, past loan loss experience and other pertinent factors. Many of these factors involve a significant degree of estimation and are subject to rapid changes which could be unforeseen by management. As a consequence, the possibility exists that management's evaluation of the adequacy of the allowance could change, and such change could be material, as additional information becomes known. While the Company considers the allowance for loan losses to be adequate at September 30, 1996, management is unable to predict the amount, if any, of future provisions to the allowance.

The following table summarizes the activity in the allowance for loan losses for the periods indicated (dollar amounts in thousands):

                                                      Nine Months Ended
                                                        September 30,
                                                ---------------------------
                                                  1996               1995
                                                --------           --------
Allowance for loan
 losses at January (1)                          $ 11,789           $  9,210

Loans charged off:
  Commercial and financial                          (672)              (722)
  Foreign                                         (3,391)               (20)
  Real estate - mortgage                              --                (17)
  Consumer                                        (2,487)            (1,274)
                                                --------           --------
   Total loans charged off                        (6,550)            (2,033)
                                                --------           --------
Recoveries on loans
 previously charged off:
  Commercial and financial                           237              1,010
  Foreign                                             --              1,632
  Real estate - mortgage                              40                 22
  Consumer                                           421                299
                                                --------           --------
    Total recoveries                                 698              2,963
                                                --------           --------
    Net loans (charged off)
     recovered                                    (5,852)               930
                                                --------           --------
Additions to allowance
 charged to operating
 expense                                           3,175              2,450
                                                --------           --------
Allowance for loan
 losses at September 30                         $  9,112           $ 12,590
                                                ========           ========

Average amount of
 loans outstanding
 for the year                                   $743,178           $673,380
                                                ========           ========
Ratio of net loans
 charged off (recovered) to average
 loans outstanding for
 the period (1) (2)                                  .79%              (.18)%
                                                ========           ========

---------------------

(1)  Before deduction of allowance for loan losses.

(2)  Annualized.

During the first nine months of 1996, domestic loan charge offs generally increased compared to the same period in 1995 as a result of increases in consumer loan charge offs. The Company's consumer lending activities primarily involve installment loans and lines of credit. The increase in consumer loan charge offs is generally reflective of the increase in the consumer loan portfolio and a nationwide increase in defaults on consumer debt. To a lesser extent, recoveries of previously charged off domestic loans decreased.

In the second quarter of 1996, the Company charged off $2.0 million and $1.4 million of loans to an Argentine and a Panamanian bank, respectively. Both banks have ceased normal operations. The allowance allocated for these loans at the time of charge off was $3.4 million. These Argentine and Panamanian bank loans arose from trade-related transactions, as do substantially all of the Company's foreign loans. In the first quarter of 1995, the Company received bonds issued by the government of Ecuador in connection with a restructuring of that country's foreign debt. These bonds had a face amount of $6.6 million and were received in exchange for $3.9 million in loans (plus several years past due interest), $3.5 million of which was previously charged off. All of these bonds were sold during the first and second quarters of 1995. Proceeds in excess of the remaining loan balance were recorded as loan recoveries at the time of receipt. The Company has not conducted non-trade foreign lending of the type which gave rise to these loans since the 1980s and currently has no plans to do so. At September 30, 1996, the Company had no restructured or non-performing non-trade foreign loans.

The allowance for loan losses totaled $9.1 million and $11.8 million at September 30, 1996 and December 31, 1995, respectively, representing 1.2% and 1.6% of outstanding loans at September 30, 1996 and December 31, 1995, respectively. The ratio of the allowance for loan losses to non-accrual loans was 128% at September 30, 1996 compared to 171% at December 31, 1995. The ratio of the allowance to total non-performing loans (non-accrual loans and loans past due 90 days or more) was 116% and 147% at September 30, 1996 and December 31, 1995, respectively. The decrease in these ratios reflects the charge off of foreign loans in the second quarter, as well as increases in
non-accrual loans.   While the above mentioned ratios have declined, the
Company considers the allowance for loan losses to be adequate to absorb potential losses in the portfolio. At September 30, 1996 the total allowance included $600,000 allocated for foreign loans, $8.2 million allocated for domestic exposure and $312,000 unallocated. At December 31, 1995, the foreign allocation was $1.4 million, domestic was $9.9 million and $489,000 was unallocated.

The allowance allocated for foreign loans decreased as a result of the charge offs in the second quarter. Based on an assessment of the information currently available, management believes the allowance allocated for foreign loans at September 30, 1996 to be adequate. It is possible, however, that future deterioration in the repayment capacity of foreign borrowers could result in additional non-performing loans and additions to the allowance for loan losses in amounts not determinable at this time.

The allowance allocated for domestic loans decreased as a result of management's evaluation of potential problem loans in the commercial and real estate mortgage portfolio at September 30, 1996. Management does not believe the composition of domestic potential problem loans represents deteriorating trends, except for the higher level of consumer loan charge offs, but are isolated to specific borrowers.

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

                                                      Nine Months Ended
                                                        September 30,
                                                ----------------------------
                                                   1996               1995
                                                ---------          ---------
Allowance for doubtful accounts
  at January 1                                  $   2,981           $  1,774
Allowance related to acquisition                      100                 --
Provision for credit losses                         2,800              1,650
Charge offs                                        (3,382)            (1,256)
Recoveries                                            478                463
                                                ---------           --------

Allowance for doubtful accounts
  at September 30                               $   2,977           $  2,631
                                                =========           ========

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

Charge offs, as well as the provision, increased in the first nine months of 1996 as compared to the same period in 1995 primarily as a result of increased volume and the bankruptcy of a customer of a factoring client, which resulted in a $600,000 charge off for the period. See "Provision for Doubtful Accounts
- Factoring Subsidiary" above for additional discussion.

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

Bancorp filed a motion to lift the stay in this action, which was held in abeyance at the plaintiffs' request by the court at a hearing held on October 7, 1996. As a result, the report issued by the Independent Committee (which concluded that, based on its investigation and the investigation of its counsel and accounting firm, that no legal basis for pursuing the derivative action exists and that the derivative action is not in the best interest of Bancorp or the Bank, and as such, should be dismissed) has not yet been filed with the court. However, in early November, the plaintiffs filed a motion to lift the stay and to schedule an evidentiary hearing on the independence of the Independent Committee and the reasonableness of its investigation. A hearing on this motion has not yet been set.

Other Litigation

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

Regulatory Matter

The administrative hearing regarding the application by Daniel Holtz, Chairman of the Board, Chief Executive Officer and President of Bancorp, Fana Holtz, the Vice-Chairman of the Board, and Javier Holtz, an executive officer of Bancorp, to acquire and/or maintain a controlling interest in the Bank through their ownership and control of Bancorp, commenced in August 1996 and ended in early November. An order has not yet been made on the application and is not anticipated prior to the first quarter of 1997.

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibit 11 -    Calculation of Earnings Per Share

       Exhibit 27 -    Financial Data Schedule - This exhibit is incorporated
                       by reference to Exhibit 27 set forth in the June 30, 1996 Form 10-Q electronically filed on November 14,
                       1996.

(b) No Current Reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   November 14, 1996                   By: /s/ Lucious T. Harris
                                            -------------------------
                                            LUCIOUS T. HARRIS
                                            Senior Vice President and
                                            Treasurer
                                            (Principal Financial and Accounting
                                            Officer)