Form 10-K
period 1996-12-31
CAPITAL BANCORP/FL
filed 1997-03-31
CIK 702164

                                      FORM 10-K


                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549


[X]  For the fiscal year ended December 31, 1996

                                    or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of March 25, 1997, the aggregate market value of the shares of the Registrant's Common Stock held by non-affiliates of the Registrant was $110,656,148. (This number is based on reported beneficial ownership by all directors and executive officers of the Registrant and holders of 5% or more of the Registrant's Common Stock. This determination does not, however, constitute an admission of affiliate status for any of these individual shareholders).

As of March 25, 1997, the Registrant had outstanding 7,560,741 shares of Common Stock.

                         DOCUMENTS INCORPORATED BY REFERENCE
                                        None.

                                PART I

ITEM 1.  BUSINESS

History
-------

Capital Bancorp ("Bancorp") is a bank holding company registered pursuant to the provisions of the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"), and conducts its operations primarily through its wholly owned banking subsidiary, Capital Bank (also referred to herein as the "Bank"), and commercial factoring subsidiary, Capital Factors Holding, Inc. ("Factors Holding"). Bancorp and its subsidiaries are collectively referred to as the "Company." Bancorp, which was organized under the laws of the State of Florida in April 1981, may engage, either directly or through its subsidiary corporations, in activities which are permitted under the Bank Holding Company Act.

Bancorp owns all of the outstanding Common Stock of the Bank, which was organized in 1974 as a commercial bank chartered under the laws of the State of Florida. The Bank operates from a main office located at 1221 Brickell Avenue, Miami, Florida, and at 28 branch offices located in Dade, Broward and Palm Beach, Florida counties.

In June 1994, Capital Factors, Inc. ("Capital Factors"), previously a wholly-owned subsidiary of the Bank, completed a reorganization in which Factors Holding was formed as a holding company for Capital Factors. The Bank exchanged 100% of its Capital Factors stock for 100% of Factors Holding stock. In the third quarter of 1996, Factors Holding completed an initial public offering of newly issued Common Stock, whereby approximately 19% of its Common Stock was sold to the general public and the Bank retained approximately 81% of the post-offering shares outstanding. Capital Factors is based in Ft. Lauderdale, Florida and operates regional offices in Los Angeles, California, New York, New York and Charlotte, North Carolina, which were opened in 1989, 1990 and 1995, respectively. In addition, in January 1997, Capital Factors opened a limited service office in Atlanta, Georgia.

Business
--------

The Company operates in two distinct lines of business, commercial banking and factoring. The commercial banking activities include domestic and foreign activities. Generally, the Bank originates loans for its own account. From time to time the Bank may purchase loans from other lenders, subject to the Bank's normal underwriting standards. Also, from time to time the Bank may sell loans to other lenders to mitigate risk concentrations or manage liquidity. Generally, loans purchased or sold are without recourse. The following discussion describes the nature of activities conducted in each of the Company's major lines of business. See Table 9 in Item 8 hereof for a summary of operating results and identifiable assets.

In its domestic banking activities, Capital Bank offers checking and other deposit services, makes commercial, installment and real estate loans, transmits funds, rents safe deposit boxes, offers brokerage and investment services, conducts certain trust services and performs such other banking services as are usual and customary for banks of similar size and nature in the South Florida area.

In addition to its main office in the Miami financial district, Capital Bank has twenty-seven branch offices in Dade, Broward and Palm Beach counties. The branch offices are primarily engaged in the delivery of retail banking products and services to customers.

The Bank's domestic lending activities primarily involve small and middle market commercial borrowers, builders of residential real estate, owners of commercial or income-producing real estate, and consumers. The Bank generally does not provide long-term permanent financing for owner-occupied residential real estate. The following is a discussion of each of the Bank's significant areas of domestic lending activity.

Commercial. Commercial loans are made to borrowers in manufacturing, retail and service industries. Generally, these loans are secured by business assets, such as inventory, accounts receivable or equipment. Other forms of collateral acceptable to the Bank may also be obtained. Loans are generally limited to 50-80% of collateral value, but may be as high as 100% of collateral value if the collateral is cash or near-cash and controlled by the Bank. Unsecured loans may also be made if the creditworthiness of the borrower supports it.

Real Estate Construction.   Construction loans are made to developers or
owner/users of specific projects operating in the Bank's business market, including single or multi-family residential properties, commercial rental property, or owner-occupied industrial properties. First mortgages are generally obtained and maximum loan to value ratios may range from 50% for land acquisitions to 75% for active developments, subject to other underwriting considerations such as pre-sales. Construction loans are typically three years or less in term.

Real Estate Mortgage.   Permanent mortgage financing is provided for
multi-family residential and commercial properties. First mortgages on multi-family residential, income producing commercial and owner/user industrial properties may be granted for five to 10 year terms, with balloon payments at maturity. Projected cash flows are a significant consideration in underwriting these loans. Furthermore, maximum loan to value ratios are 75-80%.

Consumer.   The Bank makes installment loans, secured and unsecured consumer credit lines and issues credit cards. Installment loans, primarily to purchase automobiles, represent approximately 80% of total consumer loans. Credit lines represent approximately 16% and credit cards represent less than 4%. Installment loans are primarily originated indirectly through the Bank's arrangements with local automobile dealers. However, they may also be originated directly by the Bank. In either case, underwriting and approval is done centrally by the Bank. The borrower's maximum debt to income ratio is generally limited to 50% and may be lower depending on credit history. Secured credit lines are generally related to first or second mortgages on owner-occupied residential properties. Credit lines are generally open-ended, requiring 2% monthly payments.

Indirect automobile financing represents consumer installment debt generally of 24 to 60 month terms, secured by new or used automobiles. Initial applications for these loans are taken from potential car buyers by automobile dealers, subject to the Bank's underwriting standards. The Bank maintains final approval authority over all applications for these loans. Indirect automobile financing presents risks typical of consumer automobile financing, including competitive pressures that may influence the interest rates charged by the Bank as well as the ability to originate new loans, and potential losses due to non-payment or collateral deficiencies. These risks are influenced most heavily by underwriting standards as well as general economic trends.

The Company's commercial, real estate and consumer loans are susceptible to negative business conditions of the borrower and thus are continually monitored by the Bank. Commercial loans are generally made for shorter terms and at higher interest rates, but are subject to the risk of borrower default and of collateral that may be more difficult to liquidate and more likely to decline in value. Loans secured by commercial properties are generally larger and, because payments are often dependent on the successful operation or management of the properties, repayment for such loans may be subject to adverse conditions in the real estate market or the economy. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed), the borrower's ability to repay the loan may be impaired. In addition, adjustable-rate commercial real estate loans are subject to increased risk of delinquency or default as interest rates increase. The Company has attempted to minimize these risks through its underwriting standards, including collateral inspection, review of current financial reports of the borrowers and other measures.

Construction loans made to borrowers other than the owner-occupants also involve many of the same risks discussed above regarding commercial real estate loans and tend to be more sensitive to general economic conditions than many other types of loans. Because of the uncertainties inherent in estimating construction costs and the market for the project upon completion, it is relatively difficult to evaluate accurately the total loan funds that would be required to complete a project, the related loan-to-value ratios, and the likelihood of the ultimate success of a project.

The Bank's International Division is engaged primarily in financing the exportation of goods to, and the importation of foreign goods principally from, countries in Latin America and, to a lesser extent, countries in Europe and the Far East. The International Division is also engaged in the refinancing of trade-related credits for foreign banks and lends primarily to banks and other financial institutions located in foreign countries. Such loans arise typically from short-term trade finance transactions and are unsecured. However, offsetting cash deposit balances may be obtained when warranted. Financial statements of foreign borrowers are subjected to analysis and review annually, and interim period financial information is obtained whenever possible. Additionally, studies are made of borrowers' home countries, including economic and political trends, quality and scope of local regulation and supervision, and other matters. Loans may also be made to non-financial borrowers, subject to cash collateral.

Currently, most of the Company's international lending activities are with Latin American countries. As with international activities generally, risks arise from the sometimes volatile and extreme economic uncertainty and political environments of the borrower's home country. However, industry-wide credit losses associated with trade-related foreign lending have traditionally been low, resulting in lower interest rates charged on such loans than on non-trade foreign lending and some forms of domestic lending. Notwithstanding this history, however, unforeseen circumstances may arise, resulting in losses in excess of historical experiences. Management attempts to mitigate the risks associated with its international activities through frequent personal visits, overall borrower and country lending limits and other actions.

Through its Capital Factors' offices in New York, Los Angeles, Ft. Lauderdale, Charlotte and Atlanta, the Company provides factoring and other specialized commercial financial services to small and medium-size companies. Capital Factors purchases accounts receivable from its clients pursuant to factoring agreements which are executed with each client. Capital Factors' clients primarily include manufacturers, importers, wholesalers and distributors in the apparel and textile-related industries and, to a lesser extent, clients in consumer goods-related industries. More recently, Capital Factors has provided services to companies in the healthcare industry. Accounts receivable purchased are due from the clients' customers which are retailers, manufactures and distributors geographically located throughout the United States.

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

Many factoring agreements provide that Capital Factors may make advances to the client prior to the contractual payment date and satisfy such advances from receivables collections. Such advances bear interest at prime plus 1% to 4% (in addition to any factoring fee) and are payable on demand. Advances are generally limited to 75% to 90% of outstanding accounts receivable purchased from the client. Advances may sometimes be made to some clients in excess of such client's receivables. These overadvances may be secured by a client's inventory, other assets and/or personal guarantees or they may be unsecured. Advances are generally satisfied from receivables collections.

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

Capital Factors began to expand its asset-based lending in late 1994. At December 31, 1996, such loans ranged from $200,000 to $7.2 million and are primarily secured by accounts receivable and, to some extent, inventory. Unlike most of Capital Factors' factoring activities, ownership of the receivable remains with the client and Capital Factors does not guarantee collection. In underwriting these loans, Capital Factors focuses on the borrowers' financial stability and creditworthiness. Capital Factors also conducts periodic field examinations of these clients' records. The risks associated with asset-based lending are similar to those involved in Capital Factors' traditional factoring activities and primarily involve the credit quality of the receivables accepted as collateral. The experience in monitoring receivables that Capital Factors has gained through its traditional factoring activities is beneficial in managing this activity.

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

At December 31, 1996, the Company and its subsidiaries employed approximately 821 full time employees, including 447 in domestic banking, 47 in the International Division, 275 at Capital Factors and 52 in general corporate and other areas. The Company believes that its relationship with employees is satisfactory.

Primary Market Areas
--------------------

The Company's primary market areas include the three-county area of South Florida for domestic banking, Central and South America for international banking and the entire United States for factoring.

The Bank operates 28 branch offices in Dade (19), Broward (6) and Palm Beach (3) counties in Florida. These counties have a combined population in excess of 4,000,000 people and include Miami, Fort Lauderdale and West Palm Beach as the leading cities. Each of these counties share some common economic characteristics, primarily driven by population growth. The counties also have some unique characteristics influencing economic trends. Dade has a relatively mature economy; however, it is major center for international trade and tourism. Palm Beach is a center of wealth, offset by a concentration of agricultural jobs. Broward, at the geographic center of the three county area, benefits from this central location, as reflected in its more rapid population growth.

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

Competition
-----------

Banking in South Florida, as elsewhere, is a highly competitive industry. The Bank competes with other banks and thrifts in obtaining new deposits, making loans, establishing rates of interest on loans and savings and time deposits, and providing other financial services. Competition also exists with non-bank institutions engaged in the business of making loans or accepting deposits or investments, such as mutual funds, insurance companies, small loan companies, credit unions, finance companies, factoring companies and certain governmental agencies.

In South Florida, commercial banking is carried on by small to medium-sized local banks and thrifts, by a few large multistate banks, and by a relatively large number of foreign banks and Edge Act corporations. The ability of local banks to effectively compete is restricted by regulations which limit loan amounts to a percentage of each bank's adjusted capital and surplus. While the financial industry consolidation has reduced the number of banks and savings and loans competing in the South Florida market, the ability of local banks to compete has been affected by increased competition from out-of-state financial institutions that have acquired the assets and deposits of local financial institutions. At this time, the Company does not believe this consolidation trend has had a significant effect on its ability to conduct business operations. However, the Company cannot predict the future effect of this trend.

Capital Factors also competes with numerous banks, financial institutions, commercial finance companies and other factoring companies with greater financial and other resources than Capital Factors. The four largest factors in the United States, CIT Group, BNY Financial Corp., NationsBanc Commercial and Heller Financial, control approximately 61% of the factored sales volume in the United States, as compared to 4% of United Sates factored sales volume for Capital Factors in 1996, according to a recent survey. Capital Factors competes with the largest national factors, as well as other national factors and also competes with regional factoring companies, all of whom target similar clients and most of whom have operated in the markets serviced by Capital Factors for a longer period of time than Capital Factors. Certain factoring companies compete with Capital Factors for certain types of accounts. For example, one factor may provide services only to textile mills, while another may provide services only to furniture manufacturers. Capital Factors competes primarily on the basis of service, not price, even with respect to higher volume clients to whom Capital Factors may provide lower fee structures than to its typical clients. Capital Factors generally does not seek to compete when price is the sole or primary criterion for potential clients' selection of a factoring company. Future competition is expected to be based primarily on the quality of service provided and the ability to respond to the changing credit environment and demands of many factoring clients. Capital Factors believes that it is well positioned to respond to these needs.

Supervision and Regulation
--------------------------

The following discussion summarizes the statutes and regulations that materially affect the Company, Capital Bank, their subsidiaries, including Capital Factors. The descriptions of such statutes and regulations and the effects thereof set forth below and elsewhere in this Form 10-K do not purport to be complete descriptions of such statutes and regulations and their effects. This discussion also does not purport to identify every statute and regulation that may apply to the Company.

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

Various proposals to further reform the banking industry are currently under discussion and review. If adopted, these proposals would, among other things,
(i) expand the powers of bank holding companies to engage in securities activities, insurance and other business activities through the repeal or reform of the Glass-Steagall Act and (ii) restructure the federal regulatory agencies responsible for overseeing financial institutions. Because these proposals are in their formative stages, it is not possible at this time to assess the likelihood of their adoption, or if adopted, to assess their expected impact on the Company and Capital Bank.

Deposit Insurance Reform.   Under current law, the Federal Deposit Insurance
Corporation (the "FDIC") is required to increase and maintain the reserves of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") to 1.25% of insured deposits. The BIF, which insures the Bank's deposits, has reached the required reserve level. In November 1995, the FDIC formally announced the elimination of deposit insurance premiums for most members of the BIF, including the Company. Accordingly, the Company now pays no assessment fee (although it paid a minimum assessment fee of $2,000 in 1996) as compared to approximately $1.5 to $2.0 million it was required to pay annually prior to such announcement.

In September 1996, Congress passed the Deposit Insurance Funds Act (the "DIFA") which required a one-time assessment of 65.7 cents for every $100 in deposits against all SAIF-insured institutions in order to immediately increase the SAIF reserve levels. The one-time assessment fee was collected in November 1996 and, effective January 1, 1997, a new assessment schedule was put into place for SAIF institutions with assessments ranging from 4 basis points for the most well-capitalized thrifts to 31 basis points.

In addition, the DIFA required that banks and thrifts share in the approximately $780 million in annual interest payments on the Financing Corp. ("FICO") bonds until they mature in 2017. The FICO bonds were issued in the late 1980s to help pay for the savings and loan industry clean up. Banks insured by BIF, including Capital Bank, will pay roughly $322 million annually toward FICO interest from 1997 through 1999, while SAIF-insured institutions will pay approximately $458 million annually. From 2000 through 2017, banks and thrifts will all pay 2.43 center per $100 of deposits. The Company's current payment pursuant to the FICO assessment totals approximately $120,000 annually. The DIFA also requires the merger of the BIF and SAIF on January 1, 1999, if there are no thrifts in existence on that date.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"). The Riegle-Neal Act introduced a process that enabled nationwide interstate banking through bank subsidiaries and interstate bank mergers. Separately the Riegle-Neal Act also permitted bank subsidiaries to act as agents for each other across state lines. Effective September 29, 1995, the bill allowed adequately capitalized and managed bank holding companies to acquire control of a bank in any state. Any acquisitions are subject to concentration limits. Beginning June 1, 1997, banks will be permitted to merge with one another across state lines; however, a state could authorize such mergers earlier. In contrast, a state also could choose to opt-out of interstate branching by enacting legislation before June 1, 1997. The legislation preserves state laws which require that a bank must be in existence for a minimum period of time before being acquired as long as the requirement is five years or less. This legislation has immediate relevance for the banking industry due to increased competitive forces from institutions which may consolidate through mergers and those which may move into new markets through enhanced opportunities to branch across state lines.

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

Bank Holding Company Regulation

Bancorp is a bank holding company under the Bank Holding Company Act (the "BHCA") and is subject to the regulations, examination, supervision and reporting requirements of the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The Federal Reserve may impose restrictions on a holding company when it determines that there is reasonable cause to believe that the continuation of any particular activity constitutes a serious risk for the financial safety, soundness or stability of the holding company's subsidiary bank.

Regulatory Capital Requirements.   The Federal Reserve has adopted guidelines
for the implementation of risk-based capital requirements for bank holding companies. The guidelines revised the definition of capital and established minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit and other risks. Total capital is divided into two tiers. Tier one capital is composed of common stockholders equity, certain perpetual preferred stock and minority interest in the equity accounts of consolidated subsidiaries. Goodwill and certain intangible assets are deducted from tier one capital. Tier two capital generally includes the Company's allowance for loan losses. For purposes of meeting the capital tests, tier two capital cannot exceed 100% of tier one capital. In addition, the amount of the allowance for loan losses includable in tier two capital is limited to 1.25% of total risk-weighted assets, as defined. The risk-based capital guidelines require that the Company meet minimum ratios of capital to risk-weighted assets of 4% and 8% for tier one capital and total risk-based capital (tier one and tier two), respectively.

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

At December 31, 1996, the Company's tier one capital to risk-weighted assets was 10.84%, its total capital to aggregate risk-weighted assets was 11.75% and its leveraged capital-to-assets ratio was 8.38%.

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

The payment of dividends by a Florida-chartered bank is governed by the Florida statutes and applicable regulations. In general, a Florida-chartered bank may pay quarterly, semiannual or annual dividends of so much of the aggregate net profits of that period, combined with the retained net profits for the preceding two years, as the bank's directors deem expedient. Prior to declaring any such dividend, however, at least 20% of the net profits for such preceding period covered by the dividend must be carried to surplus until surplus equals or exceeds the aggregate of common and preferred equity.

Activities Limitations.   The BHCA generally limits the business in which a bank
holding company may engage to banking, managing or controlling banks, and non-banking activities that the Federal Reserve has determined, by regulation or order, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

The Federal Deposit Insurance Corporation Improvement Act of 1991

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

In addition, the FDICIA requires each federal banking agency to establish standards relating to internal controls, information systems, and internal audit systems that are designed to assess the financial condition and management of the institution; loan documentation; credit underwriting; interest rate exposure; asset growth; and compensation, fees and benefits. The FDICIA also provided for the risk-based deposit insurance assessment system for FDIC-insured depository institutions (see "Commercial Bank Regulations -- Insurance of Accounts" below). The FDICIA further requires annual on-site full examinations of depository institutions, with certain exceptions, and annual reports on the institution's financial and management controls.

The Financial Institutions Reform, Recovery, and Enforcement Act of 1989

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

Insurance of Accounts.   Capital Bank's deposits are insured by the BIF up to
$100,000 for each insured account holder, the maximum currently permitted by law. Pursuant to the FDICIA, the FDIC adopted risked-based insurance premiums effective January 1, 1993. Under such premiums, institutions are divided into three groups -- well capitalized, adequately capitalized and undercapitalized -- based on criteria consistent with those established for the prompt corrective action provisions of the FDICIA. Each of these groups is further divided into three subgroups, based on a subjective evaluation of supervisory risk to the insurance fund posed by the institution.

Regulatory Capital Requirements. The FDIC has adopted regulatory capital requirements for assessing bank capital adequacy that are substantially identical to those required for the Company by the Federal Reserve. Banks must maintain a minimum leverage ratio of at least 4% and a capital to risk-weighted assets ratio of at least 8%. At December 31, 1996, Capital Bank's tier one capital to risk-weighted assets was 10.37%, its total capital to aggregate risk-weighted assets was 11.28% and its leveraged capital-to-assets ratio was 8.03%. Pursuant to applicable regulations, Capital Bank would be deemed "well capitalized."

Prompt Corrective Action.   The FDIC and other federal regulators have
established capital levels of institutions to implement the "prompt corrective action" provisions of the FDICIA. Capital levels have been established for which an insured institution will be categorized as "well capitalized", "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." The FDICIA requires federal banking regulators, including the FDIC, to take prompt corrective action to resolve the problems of those institutions that fail to satisfy their applicable minimum capital requirements. The level of regulatory scrutiny and restrictions imposed become increasingly severe as an institution's capital level falls.

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

Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O impose limitations on loans and extensions of credit from an institution to its executive officers, directors and principal stockholders and each of their related interests.

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

Community Reinvestment Act.   Under the Community Reinvestment Act (the "CRA"),
as implemented by the FDIC, a bank has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of the communities served by the bank's offices, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop types of products and services that it believes are best suited to its particular community. The CRA requires the FDIC to assess, as part of its examination of a financial institution, the institution's performance in meeting the credit needs of its community and to take such assessments into consideration in reviewing certain applications. The FIRREA amended the CRA to require public disclosure of an institution's CRA performance using the ratings of "outstanding," "satisfactory," "needs to improve," or "substantial noncompliance." Based upon an FDIC examination conducted as of May 22, 1995, Capital Bank's CRA rating is outstanding. In 1995, the FDIC adopted certain amendments to the CRA regulations which changed the criteria used to measure a bank's performance under the CRA. Such amendments will be fully implemented on July 1, 1997.

Factors Holding Regulation

Factors Holding, as a subsidiary of Capital Bank, and Capital Factors are subject to periodic examination by representatives of the FDBF, the FDIC and the Federal Reserve. Factors Holding and Capital Factors are also limited in their business activities to those activities that are authorized for direct or indirect subsidiaries of bank holding companies by the BHCA and Regulation Y promulgated thereunder. In addition, FIRREA limits state chartered institutions and their subsidiaries to engaging only in those activities that are authorized for national banks and their subsidiaries. Although factoring, as well as the other businesses in which Factors Holding and Capital Factors currently engage, are authorized activities of a national bank, there can be no assurances that business opportunities that such companies might wish to pursue in the future will be authorized activities for the Bank. Therefore, such activities might be unavailable to Factors Holding (or Capital Factors) because of its regulated status as a subsidiary of the Bank.

ITEM 2.    PROPERTIES

The principal properties of the Company include branch and administrative offices used by the Bank and Factors Holding. The principal office of Bancorp and Capital Bank is located at 1221 Brickell Avenue, Miami, Florida, where the Company occupies approximately 64,300 square feet of office space. The lease for such property expires in 1997. The Bank recently completed renewal negotiations, which will result in a new 5 year lease with a 5 year renewal option, and a reduction in space occupied to approximately 49,000 square feet. The Bank operates 28 branch offices in Dade, Broward and Palm Beach counties, Florida, 10 of which are fully owned, 14 of which are fully leased, and 4 of which are located in buildings owned by the Bank that are located on land subject to long-term leases. Additionally, various administrative and other non-branch departments occupy office space generally contiguous with branch offices. Factors Holding owns its main office property in Ft. Lauderdale (Broward County), Florida and leases space for its offices in New York, Los Angeles, Charlotte and Atlanta. Factors Holding recently entered into a 10-year lease for approximately 14,000 square feet of property located in Boca Raton (Palm Beach County), Florida, where it will relocate its executive offices during the second quarter of 1997. Management believes its properties to be satisfactory for the operations conducted at each.

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

On February 8, 1995, certain shareholders of Bancorp commenced a derivative action against Bancorp, Daniel M. Holtz, the Chairman of the Board, President and Chief Executive Officer of Bancorp, Fana Holtz, the Vice Chairman of the Board, Javier Holtz, a director of Capital Bank, and Abel Holtz, the former Chairman of the Board, President and Chief Executive Officer of Bancorp (the "Derivative Action"). The Derivative Action was subsequently amended to add, among other things, the remaining members of the Board of Directors as defendants. Through the Derivative Action, the plaintiffs alleged that certain defendants engaged in a series of illegal activities causing harm to Bancorp and Capital Bank, including (i) the settlement of a sexual harassment claim, (ii) the payment of excessive compensation and separation payments, (iii) the appointment of unqualified family members as officers, (iv) the withholding of information and (v) the misappropriation of Capital Bank funds for personal uses. The plaintiffs also alleged that such individuals engaged in a series of activities designed to improperly increase or maintain their interest in, and control of, Bancorp, including (i) the unlawful use of proxies, (ii) the prevention of investigations and shareholder meetings, (iii) the unlawful alteration of the composition of Bancorp's Board of Directors and (iv) the failure to obtain approval for a change in control.

The Board of Directors of Bancorp established an independent committee (the "Committee") to investigate the allegations contained in the Derivative Action and to retain independent legal counsel. The members of the Committee are Russell Galbut, who serves as Chairman of the Committee, and Hugh Culverhouse, Jr., both of whom are outside directors of Bancorp. Thereafter, the plaintiffs alleged that the Committee was not independent because members were invalidly elected by the Board and because such members knew or should have known about the alleged illegal proxy solicitation and alleged fraudulent actions by the other defendants. Upon motion of the defendants, the complaint was dismissed without prejudice in November 1995 for containing legal argument, which the court ruled to be improper. The Court allowed for the filing of an amended complaint, but stayed the proceedings and any required response to an amended complaint until the Committee had a reasonable period of time to complete its review. The plaintiffs' appeal of the Court's decision to stay the proceedings was denied. In May 1996, the plaintiffs moved for a rehearing or, alternatively, for clarification of the Court's denial of such appeal. In June 1996, the plaintiff's motion for rehearing was denied.

An amended complaint was filed in December 1995 containing substantially the same allegations. The plaintiffs in the Derivative Action are seeking, on behalf of Bancorp, unspecified monetary damages, including treble damages, reasonable costs and attorneys' fees, and injunctive relief (i) precluding Fana Holtz from voting shares for which she has proxies, (ii) setting aside a February 27, 1995 shareholders' meeting, (iii) reinstating two former directors, (iv) precluding the current Board from taking any action and (v) returning certain shares to Bancorp. No motions seeking such relief have been filed. No monetary relief is sought from the Company and no count specifically seeks relief from the Company.

The Committee issued a report dated May 29, 1996 concluding, based on its investigation and the investigation of its counsel and accounting firm, that "the derivative litigation is not in the best interest of Capital Bancorp or Capital Bank and, as such, should be dismissed." In December 1996, Bancorp entered into an agreed order with the plaintiffs to lift the stay entered by the Court and, in January 1997, Bancorp filed a motion to dismiss the Derivative Action. A hearing on such motion is pending.

The Chairman of the Committee, and two companies in which he is a principal and a director (neither of which are affiliates of Bancorp or the Bank), were recently named as defendants in a complaint filed in the United States District Court for the Southern District of Florida by a former female employee of such companies, alleging sex discrimination, sexual harassment and exposure to a sexually hostile work environment through the actions of such director as the managing director of the defendant companies. The complaint also alleges intentional infliction of emotional distress and violation of the Florida Whistleblower Statute. In connection with the latter claim, the employee alleges, among other things, that in 1995, the director requested that she provide perjured testimony in connection with "private civil litigation and an investigation by the Federal Deposit Insurance Corporation involving Bancorp," which testimony would have included, but not been limited to, "the fact that certain shares of stock of the Company were being fraudulently held in trust for [the director] under the names of certain other third parties." The former employee also alleges that the director requested that she assist the law firm hired by Bancorp to conduct a purportedly "independent investigation." The plaintiff alleges that the director made this request even though he was named as a defendant in the lawsuit and that he promised her a large bonus if she became involved and provided him with details of any findings of wrongdoing before officially reported. Although no answer is yet due or has been filed, the director has advised the Company that in his judgement, there is no substance to any of the allegations. The director's motion to dismiss, or in the alternative, for summary judgment is pending. No other allegations in this complaint relate to Bancorp or the Bank.

The director has filed an action against the former employee in the Circuit Court for the Eleventh Judicial Circuit in and for Dade County, Florida, seeking permanent injunctive relief and damages for conspiracy and extortion, as well as defamation. The director alleges that the former employee schemed to extort $1.2 million from the director by the use of defamation and blackmail.

STANLEY I. WORTON, M.D., NATHAN J. ESFORMES V. ABEL HOLTZ, FANA HOLTZ, DANIEL HOLTZ, ALEX HALBERSTEIN AND CAPITAL BANCORP, Circuit Court for the 11th Judicial District in and for Dade County, Florida (Case No. 95-02520).

Also on February 8, 1995, a shareholder of Bancorp commenced an individual action against Bancorp, Daniel Holtz, Javier Holtz, Fana Holtz and Abel Holtz (the "Individual Action"). Such action alleged that the defendants, other than Bancorp, breached fiduciary duties owed to the plaintiff by, among other things, improperly using proxies to vote shares of Bancorp owned by the plaintiff and another shareholder to engage in improper activity and to promote their personal interest to the detriment of the plaintiff. In support of the complaint, the plaintiff asserted many of the same allegations contained in the Derivative Action. Thereafter, the plaintiff filed an amended complaint pursuant to which an additional plaintiff was added (both plaintiffs are named plaintiffs in the Derivative Action) and all the existing and certain former directors of Bancorp were added as defendants. The amended complaint alleged that certain of the defendants unlawfully solicited proxies for the February 27, 1995 annual shareholders' meeting and that the actions taken at such meeting, including the reduction in the size of the Board, were invalid. The amended complaint also sought a court order directing Bancorp to hold a shareholders' meeting on or before May 28, 1995 to elect a board of directors (although the required papers to have a hearing on the matter have not been filed).

Upon motion of the defendants in the Individual Action, the amended complaint was dismissed without prejudice for containing legal argument, which the court ruled to be improper. The Court dismissed with prejudice the plaintiff's request to terminate the proxies granted by the non-plaintiff shareholder. The Court allowed for the filing of an amended complaint, but stayed the proceedings as to certain claims until the Independent Committee had a reasonable period of time to complete its review. The Court also indicated that certain counts of the complaint did not properly plead the elements for injunctive relief. An amended complaint was filed in December 1995 containing substantially the same allegations. The plaintiffs seek unspecified monetary damages and costs and, in addition to the injunctive relief requested in the Derivative Action, plaintiffs seek relief regarding, among other things, the voting and/or termination of certain proxies, the establishment of a constructive trust for certain shares and options, the holding of a shareholders meeting, the return to one of the plaintiffs of his percentage of any shares obtained by members of the Holtz family because of the control group created by the proxies and the reinstatement of one of the plaintiffs to the Board of Directors and invalidation of the actions of the current Board. Plaintiffs also seek declaratory relief invalidating the proxies and former actions with respect to which the proxies were voted. The plaintiffs have not indicated that they are seeking any monetary relief from Bancorp other than costs. Bancorp has filed a motion to dismiss the two counts of the complaint in the Individual Action in which it is named and has moved to stay certain other counts of the complaint on the grounds that those claims are derivative.

The Company does not believe that the outcome of the foregoing litigation matters will have a material adverse effect on the Company's financial condition, results of operation or liquidity. The Company has not determined whether, if asked, it would indemnify directors and former directors named in this action if the plaintiffs are successful, although it is currently advancing the legal expenses of the outside directors who were named as defendants. Such defendants have agreed to repay the Company for all or any portion of such advances which they are ultimately found not to be entitled to pursuant to applicable law. Based on the information currently available to the Company, management does not believe that the indemnification of the directors named as defendants in the above litigation will have a material adverse effect on the financial condition, results of operations or liquidity of the Company. However, the actual effects of such indemnification on the Company cannot be finally determined until the amount of such indemnification, if any, is fixed. For more information regarding such indemnification, see "Compensation Committee Interlocks and Insider Participation" under Item 11 hereof.

Other Litigation

Various other legal actions and proceedings are pending or threatened against Bancorp, the Bank and Capital Factors, certain of which seek relief or damages in amounts that are substantial. Unlike the aforementioned matters, however, these actions or proceedings arose in the ordinary course of business. Due to the complex nature of these matters, it may be years before they are ultimately resolved. After consultation with legal counsel, management believes that such matters, will not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

Regulatory Matters

Fana Holtz, the Vice-Chairman of the Board, Daniel Holtz, Chairman of the Board, President and Chief Executive Officer of Bancorp, and Javier Holtz, Senior Vice President of Bancorp and a director of Capital Bank, have advised the Company that they had discussions with the Florida Department of Banking and Finance (the "FDBF") as to whether one or more of them was required under Florida law to file an application to acquire and/or maintain a controlling interest in the Bank through their ownership and control of Bancorp. Fana Holtz, Daniel Holtz and Javier Holtz have advised Bancorp that, as a result of those discussions, they, both individually and as a group, have voluntarily filed an application to acquire and/or maintain a controlling interest in Bancorp, although they do not believe such an application is legally required. Daniel Holtz, Fana Holtz and Javier Holtz also have had discussions with the Board of Governors of the Federal Reserve (the "Federal Reserve") as to whether a change of control notice is required under federal law. As of February 14, 1997, Daniel Holtz, Fana Holtz and Javier Holtz, owned and/or had the power to vote, approximately 6.4%, 36.8% and 3.8% (47.0% in the aggregate), respectively, of Bancorp's Common Stock (including shares of Common Stock subject to options exercisable by such individuals within 60 days).

The plaintiffs and another shareholder in the above-described litigations filed a Notice of Intent to Appear and Petition for a Formal Administrative Hearing with the FDBF in connection with the disposition of the Florida application opposing the change in control notice and application and raising many of the same issues raised in the Derivative and Individual Actions. A hearing commenced in August 1996 and ended in November 1996 but, to the Company's knowledge, no decision has been reached on the application. It cannot presently be determined what effect, if any, the discussions with the Federal Reserve and the FDBF's action on the application will have on the Company, although if control applications ultimately were determined to be required and such applications were denied, regulatory authorities could take various actions, including requiring that one or more members of the Holtz family divest sufficient shares of Bancorp so as not to have legal control of Bancorp as defined by regulatory authorities.

Abel Holtz, the former Chairman of the Board, President and Chief Executive Officer of Bancorp and currently a shareholder of Bancorp is subject to the restrictions of Section 19 of the Federal Deposit Insurance Act which preclude him from controlling or otherwise participating in the affairs of Bancorp or Capital Bank without regulatory approval. Federal bank regulatory authorities have been examining and investigating whether Abel Holtz and some or all of the persons discussed in the paragraphs above, including Bancorp and its subsidiaries, and possibly other persons, are in compliance with applicable change in control laws and Section 19. In December 1996, the Federal Deposit Insurance Corporation (the "FDIC") issued a cease and desist order, which prohibits Abel Holtz from, among other things, (i) assisting, participating or engaging in the solicitation of proxies from Bancorp shareholders; (ii) influencing or attempting to influence the voting or disposition of any shares of Common Stock, excepting only the disposition of those shares owned directly by him; (iii) requesting or receiving performance reports or other internal data relating to the activities, operations or financial condition of the Company; or
(iv) communicating with any officer, director or employee of the Company on matters regarding the conduct of the operations or affairs of the Company. The cease and desist order also required, among other things, that Abel Holtz, who as of February 14, 1997 owned 9.1% of Bancorp's Common Stock, enter into an irrevocable proxy (the "Proxy") with respect to such shares. The Company has been advised that on December 24, 1996, Abel Holtz entered into such Proxy, which transferred the sole right and power to vote the shares of Bancorp he currently owns (and any shares he may acquire in the future) to a third party. Pursuant to the Proxy, such third party is required to vote the shares proportionately with all other outstanding shares of Bancorp on any matter brought before the shareholders of Bancorp for a vote.

The Company also was advised that, in a January 1997 letter, the FDIC informed Fana Holtz, Daniel Holtz and Javier Holtz that the FDIC did not anticipate recommending any enforcement action against any of such individuals as a result of the FDIC'S investigation. The FDIC'S decision was based on information known to the FDIC at such time, and the FDIC reserved the right to change its position in the event that additional facts and circumstances warrant reconsideration.

To date, the Company is unaware of any other conclusions related to the above described inquiries.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of Bancorp's stockholders during the fourth quarter of 1996.

                               PART II


ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
            STOCKHOLDER MATTERS

Trading Market

Effective July 27, 1995, Bancorp's Common Stock was listed for trading on the Nasdaq National Market under the trading symbol "CBCP." Prior to that date, there was no established public trading market for the Common Stock. The high and low sales prices of Bancorp's Common Stock since the commencement of public trading are set forth below, for the periods indicated:

                                       For the Quarters Ended
                   --------------------------------------------------------------------

                   9/30/95      12/31/95     3/31/96     6/30/96    9/30/96    12/31/96
                   -------      --------     -------     -------    -------    --------

High                $31         $37 1/2      $34 1/2     $32        $29 1/2     $28 7/8
Low                  24          25 1/2       28 3/4      28 1/4     24 1/4      26 3/4
Close                26          34 3/4       30 1/4      28 1/4     28          28


Stockholders

As of March 25, 1997, there were approximately 510 holders of record of the Company's Common Stock and the closing price as quoted on the Nasdaq National Market was $34 1/8.

Dividends

The following table reflects the annual dividends per share of Bancorp's Common Stock that have been declared during 1996 and 1995. Dividends were paid in equal quarterly amounts.

Year                   Amount Per Share
----                   ----------------

1996                        $.33 1/3

1995                        $.33 1/3 (1)

--------------

(1) Adjusted to reflect the 3-for-2 stock split in the form of a 50% stock dividend which was effective on June 22, 1995.

Bancorp anticipates that it will continue payment of regular dividends to its shareholders; however, there can be no assurance as to payment of such future dividends. Bancorp's ability to pay dividends to its shareholders is primarily dependent on the ability of the Bank and its subsidiaries to pay dividends to the Company. Such payment is dependent on the Bank's earnings and financial condition, its needs for future capital and other factors. The Bank is also limited by Florida law as to the amount of dividends it can pay. See "Supervision and Regulation" under Item 1 hereof.

In the third quarter of 1996, Capital Factors Holding, Inc. ("Factors Holding") completed an initial public offering of an aggregate of 2,300,000 shares of its Common Stock at a public offering price of $8.50 per share. Prior to this offering, all of the Common Stock of Factors Holding was owned by the Bank. As a result of the offering, the Bank's ownership of Factors Holding was reduced to approximately 81% of the outstanding Common Stock. Factors Holding's Common Stock is listed for trading on the Nasdaq National Market under the symbol "CAPF." For the quarter ended September 30, 1996, the high, low and closing sales prices were $10 3/8, $8 1/4 and $10 1/4, respectively, and for the quarter ended December 31, 1996, the high, low and closing sales prices were $13 1/4, $9 7/8 and $12 1/2, respectively. Factors Holding does not currently pay dividends to its shareholders.

As of March 25, 1997, there were approximately 550 holders of record, including individual participants in security position listings, of Factors Holding's Common Stock and the closing price as quoted on the Nasdaq National Market was $15.00.

ITEM 6.     SELECTED FINANCIAL DATA

The following table presents the historical summary of selected consolidated financial data of Capital Bancorp and Subsidiaries for the years ended December 31, 1992 through 1996. This data should be read in conjunction with the consolidated financial statements of Capital Bancorp and Subsidiaries contained in Item 8 herein.

                         SELECTED CONSOLIDATED FINANCIAL DATA
                    (In thousands except per share data and ratios)

                                 1996         1995        1994        1993       1992

                              ----------  ----------  ----------  ----------  ----------
INCOME STATEMENT DATA:

Interest income               $  119,895  $  109,331  $   84,563  $   77,270  $   77,124
Interest expense                  49,592      41,752      25,114      20,474      28,430
Net Interest income               70,303      67,579      59,449      56,796      48,694
Provision for loan losses          5,275       3,600       3,525       9,500       8,900
Provision for doubtful
 accounts - factoring subsidiary   3,750       2,235       2,235       2,645       3,150
Other income (1)                  53,158      46,106      41,948      40,199      35,111
Other expenses (2)                80,568      80,288      74,459      67,713      60,934
Net income                        20,204      17,101      13,204      11,769       8,190
Return on average assets            1.22%       1.20%       1.04%       0.96%       0.69%
Return on average equity           16.34%      16.71%      15.10%      14.70%      11.57%
Net interest margin, taxable
 equivalent                         5.45%       5.84%       5.91%       6.03%       5.52%

PER SHARE DATA (3):

Net income (4)                $     2.50  $     2.20  $     1.80  $     1.61  $     1.16
Cash dividends declared             0.33        0.33        0.33        0.33        0.27
Stockholders' equity
 (at year end)                     18.02       15.26       12.85       12.25       10.63
Dividend payout ratio              12.35%      15.00%      18.52%      20.66%      22.99%
Average common equivalent
 shares - fully diluted        8,096,279   7,769,992   7,346,747   7,297,522   7,047,935

BALANCE SHEET DATA:

Total assets                  $1,762,898  $1,589,715  $1,317,081  $1,204,467  $1,271,015
Loans, net                       818,033     713,491     636,211     546,623     552,073
Factored accounts receivable,
 net                             449,528     316,506     245,361     219,220     176,376
Deposits                       1,096,825   1,038,755     876,793     915,848     934,356
Other borrowings                  79,905      86,133      87,236      59,566     116,595
Long-term debt                   202,220     176,650     126,980       2,605       3,855
Stockholders' equity             135,742     113,725      91,363      84,673      74,549

CAPITAL RATIOS:

Average equity to average assets    7.49%       7.18%       6.87%       6.51%       5.96%
Tier 1 Leverage Ratio (5)           8.38%       7.25%       7.58%       7.30%       6.18%
Tier 1 Risk-Based Ratio (5)        10.84%       9.99%       9.68%       9.23%       8.21%
Total Risk-Based Ratio (5)         11.75%      11.24%      10.82%      10.48%       9.46%

-------------------------------

(1) Includes securities gains of $18 thousand, $12 thousand, $1.2 million, $632 thousand and $106 thousand for the years ended 1996, 1995, 1994, 1993 and 1992, respectively.
(2) Includes minority interest in net income of consolidated subsidiary of $1.1 million in 1996.
(3) Adjusted for the 3-for-2 stock split effected in the form of a 50% stock dividend in June 1995.
(4) Calculated based of fully diluted common and common equivalent shares outstanding.
(5) Effective December 31, 1995, pursuant to discussions with its regulatory authorities, the Company began including certain assets of Capital Factors in its capital ratio calculations which historically had not been included. This change resulted in a decrease of approximately 10% in regulatory capital ratios. Ratios for years prior to 1995 have not been revised to include such assets.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                            INTRODUCTION

This discussion and the related financial data contained herein are presented to assist the reader in understanding and evaluating the financial condition, results of operations and future prospects of Capital Bancorp and its subsidiaries and are intended to supplement, and should be read in conjunction with, the Consolidated Financial Statements and related Notes and other financial information presented herein.

In addition, this Form 10-K contains certain "forward-looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in the Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the forgoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors which are noted herein, including, but not limited to, potential impact of changes in interest rates, credit risks and collateral, dependence on management and key personnel, supervision and regulation issues, competition, changes in regional economic conditions, ability of the Company to continue its growth strategy and current litigation and regulatory matters.

Capital Bancorp ("Bancorp") is a bank holding company which conducts operations principally through Capital Bank (the "Bank"), a wholly-owned subsidiary, and Capital Factors Holding, Inc., a majority-owned subsidiary of the Bank. The Bank operates a commercial banking franchise through 28 offices located in the South Florida area. Capital Factors Holding, Inc. and its subsidiaries (collectively, "Capital Factors") provides accounts receivable factoring and asset-based lending services through offices located in Ft. Lauderdale, Florida, New York, New York, Los Angeles, California and Charlotte, North Carolina. Throughout this discussion, Bancorp and its subsidiaries are collectively referred to as the "Company."

In the third quarter of 1996, Capital Factors Holding, Inc. completed an initial public offering of 2,300,000 shares of its Common Stock at a public offering price of $8.50 per share. Prior to this offering, all of the Common Stock was owned by the Bank. The net proceeds from the offering, which totaled approximately $17.7 million, were used to reduce Capital Factors Holding, Inc.'s indebtedness to the Bank under an outstanding line of credit. As a result of the offering, the Bank's ownership of Capital Factors Holding, Inc. has been reduced to approximately 81% of the outstanding Common Stock.

On August 9, 1996, Capital Factors completed the acquisition of substantially all of the assets of TempFunds America, Inc. and its affiliate, TempFunds America Funding Corporation of South Carolina, Inc., which are specialized financial service companies that provide receivables-based commercial financing and related fee-based credit, collection and management information services to temporary employment and home healthcare agencies. Such entities provide certain services not presently provided by Capital Factors, including billing, payroll processing and other payroll services, and insurance reporting. The purchase price paid by Capital Factors was approximately $5.9 million, subject to certain post-closing adjustments. An additional $900,000 is payable by Capital Factors over a three year period if certain contingencies are met.



                         FINANCIAL CONDITION

Overview
--------

During 1996, total consolidated assets increased $173.2 million, or 11%, to $1.8 billion. This increase included increases of $114.6 million in interest earning assets and $58.6 million in non-interest earning assets. The increase in total consolidated assets was comprised primarily of increases of $133.0 million in net accounts receivable - factoring subsidiary and $104.5 million in net loans and was offset by decreases of $32.6 million in cash and cash equivalents and $22.0 million in total securities.

Total consolidated liabilities increased $139.6 million, or 9%, to $1.6 billion. The growth in liabilities included $97.8 million in interest bearing balances and $41.8 million in non-interest bearing balances. Total equity increased $22.0 million, or 19%, to $135.7 million, primarily as a result of earnings in excess of dividends paid and the gain from the public offering of 2,300,000 shares of Common Stock of Capital Factors Holding, Inc.

See Table 9 below for a distribution of identifiable assets and liabilities associated with the Company's major lines of business.

Securities
----------

The decrease in total securities primarily consisted of maturities, calls and paydowns of $63.0 million in U.S. Government obligations and $36.2 million in U.S. agency securities offset by purchases of $54.5 million in U.S. agency securities and $30.0 million in U.S. Government obligations.

The Company's securities holdings are segregated into three separate portfolios: held to maturity, available for sale and trading. At December 31, 1996 and 1995, the Company held no trading securities. Securities classified as held to maturity are reported at historical cost, adjusted for amortization of premiums and accretion of discounts. Securities classified as available for sale are reported at market value. Any unrealized gain or loss, net of applicable income taxes, is reported as a separate addition to or reduction from stockholders' equity.

Securities held to maturity includes securities purchased with the ability and positive intent to hold until maturity. Such securities are purchased for yield purposes. Securities available for sale are also acquired for yield, and are used in the management of overall liquidity and interest rate risk.

Included in other securities available for sale are debt securities issued by foreign governments with aggregate market values of $3.6 million, $3.1 million and $2.5 million at December 31, 1996, 1995 and 1994, respectively. The amortized cost of these securities was $5.1 million for the respective dates. These foreign debt securities were received in exchange for non-performing loans in connection with Brady Plan restructurings by Argentina and Mexico. These securities mature in 2019 to 2023 and are collateralized, as to principal, by U.S. Treasury zero-coupon securities which will accrete to the face value of the foreign security at their maturity. At the current time, management has no intention of disposing of these foreign securities.

Table 1 below presents the book value of securities held as of the dates indicated. Table 2 below presents the maturity distribution and weighted average yields of securities held as of December 31, 1996. See Note 3 to the Consolidated Financial Statements for additional information on securities.

                                       TABLE 1
                         COMPOSITION OF INVESTMENT SECURITIES
                           (All Dollar Amounts in Thousands)


                                                   DECEMBER 31,
                                      ------------------------------------

                                        1996          1995         1994
                                       ------        ------       ------
SECURITIES HELD TO MATURITY,
  at amortized cost:
 U.S. Government agency
   obligations                        $ 25,010      $ 16,016    $  82,649
 State and Municipal
   obligations                           2,206         3,090        3,771
 Other securities                        4,209         4,390        4,611
                                      --------      --------    ---------
    Total securities held
      to maturity                     $ 31,425      $ 23,496    $  91,031
                                      ========      ========    =========

Aggregate market value                $ 31,647      $ 24,173    $  89,122
                                      ========      ========    =========

Gross unrealized gains                $    407      $    677    $     373
                                      ========      ========    =========
Gross unrealized losses               $    185      $     --    $   2,282
                                      ========      ========    =========


                                                   DECEMBER 31,
                                      ------------------------------------

                                        1996          1995         1994
                                       ------        ------       ------
SECURITIES AVAILABLE FOR SALE,
  at market value:
 U.S. Treasury and Government
   agency obligations                 $183,418      $212,854    $121,415
 Other securities                        3,643         4,154       8,603
                                      --------      --------    --------
  Total securities
   available for sale                 $187,061      $217,008    $130,018
                                      ========      ========    ========
Aggregate amortized cost              $188,394      $217,005    $135,871
                                      ========      ========    ========

Gross unrealized gains                $  1,009      $  2,129    $    151
                                      ========      ========    ========

Gross unrealized losses               $  2,342      $  2,126    $  6,004
                                      ========      ========    ========

                                      TABLE 2
                    MATURITY AND YIELD OF INVESTMENT SECURITIES
                         (All Dollar Amounts in Thousands)

                                                                       Weighted
                                                                     Average Yield
                                                                         as of
TYPE AND MATURITY GROUPING                    December 31, 1996     December 31, 1996
                                              -----------------     -----------------
Securities Held to Maturity:
U.S. Government agency
   obligations (1):

  Within one year                                  $     --                 --
  After one year, but within five years              18,010               6.63%
  After five years, but within ten years              7,000               6.77%
  After ten years                                        --                 --
                                                   --------              -----
   Total                                             25,010               6.67%
                                                   --------              =====
State and Municipal
  obligations (2):

  Within one year                                       100              12.94%
  After one year, but within five years                 262              13.18%
  After five years, but within ten years              1,195              12.49%
  After ten years                                       649              10.42%
                                                   --------              -----
   Total                                              2,206              11.98%
                                                   --------              =====
Other securities:

  Within one year                                        --                 --
  After one year, but within five years                 709               9.53%
  After five years, but within ten years              3,500               7.77%
  After ten years                                        --                 --
                                                   --------              -----
   Total                                              4,209               8.07%
                                                   --------              =====
   Total securities held to maturity               $ 31,425               7.23%
                                                   ========              =====

------------------------------

(1) Mortgage-backed securities are included based upon the projected final maturity.

(2) Yields of tax-exempt securities are stated on a tax-equivalent basis, using a Federal tax rate of 35%.

                    MATURITY AND YIELD OF INVESTMENT SECURITIES
                         (All Dollar Amounts in Thousands)


                                                                     Weighted
                                                                   Average Yield
                                                                       as of
TYPE AND MATURITY GROUPING                  December 31, 1996     December 31, 1996 (2)
                                            -----------------     ---------------------
Securities Available for Sale:
U.S. Treasury and
  Government agency
   obligations (1):

  Within one year                                $   23,114               6.21%
  After one year, but within
   five years                                       100,903               6.27%
  After five years, but within
   ten years                                         37,988               6.87%
  After ten years                                    21,413               7.02%
                                                 ----------               ----
   Total                                            183,418               6.47%
                                                 ----------               ====

Other securities:

  Within one year                                        --                 --
  After one year, but within
   five years                                            --                 --
  After five years, but within
   ten years                                             --                 --
  After ten years (3)                                 3,643               5.70%
                                                 ----------               ----
   Total                                              3,643               5.70%
                                                 ----------               ====

   Total securities available
     for sale                                    $  187,061               6.46%
                                                 ==========               ====

------------------------

(1) Mortgage-backed securities are included based upon the projected final maturity.

(2)  Weighted average yield is computed based on amortized cost.

(3)  Includes equity securities aggregating $50 thousand with no fixed maturity.

Loans
-----

During 1996, total loans increased $102.4 million, or 14%, with increases in all major categories. Table 3 below provides a five-year summary of the Company's loan portfolio. Table 4 below presents the maturity distribution of loans.

Commercial loans increased $15.5 million, or 7%, reflecting primarily customer demand. Included in commercial loans are asset-based loans made by Capital Factors, which totaled $36.0 million at December 31, 1996 compared to $38.3 million at December 31, 1995. Asset-based loans are collateralized primarily by receivables owned by the borrowers. Foreign loans increased $17.9 million, or 14%, reflecting the results of marketing efforts in the international trade finance area. Loans to foreign banks are derived primarily from the Company's short-term trade finance activities in Central and South America.

Substantially all of the Company's real estate lending is commercial in nature, including construction financing and short-term (5 to 7 years) first mortgages on income producing properties. Real estate construction loans increased $38.3 million, or 45%, during 1996 primarily as a result of new home demand in the Company's South Florida market area.

Consumer loans include installment loans, home equity and other consumer credit lines, and credit cards. Installment financing, primarily of automobiles, represent the largest portion of these loans, amounting to approximately $150.0 million and $123.3 million of total consumer loans at December 31, 1996 and 1995, respectively. The increase in installment loans is primarily attributable to automobile loans originated indirectly by dealers.

See "Business" in Item 1 hereof and "Asset Quality Review" below for additional discussion of lending activities, including certain risk elements.

                                      TABLE 3
                           COMPOSITION OF LOAN PORTFOLIO
                             (In Thousands of Dollars)

                                                     DECEMBER 31,

                                --------------------------------------------------------
                                  1996        1995        1994        1993        1992
                                --------------------------------------------------------
Commercial and financial        $222,809    $207,357    $163,893    $157,340    $149,879

Foreign
  Banks                          129,563     109,997      89,500      49,701      92,680
  Commercial and
     industrial                   15,920      17,626      25,816      34,462      44,555
                                --------    --------    --------    --------    --------

    Total foreign                145,483     127,623     115,316      84,163     137,235

Real estate construction         122,656      84,402      70,049      70,253      82,951

Real estate mortgage             152,469     147,082     145,119     136,823     112,364

Consumer                         183,396     158,698     150,256     112,920      85,697

Other                              3,517       2,754       3,559       6,224       2,200
                                --------    --------    --------    --------    --------

                                $830,330    $727,916    $648,192    $567,723    $570,326
                                ========    ========    ========    ========    ========

                                      TABLE 4
                              CONTRACTUAL MATURITY OF
                                 LOAN BALANCES (1)
                             (In Thousands of Dollars)


                                             ONE YEAR         AFTER
                              ONE YEAR        THROUGH          FIVE
                              OR LESS       5 YEARS (2)      YEARS (2)       TOTAL
                             --------       -----------     -----------    --------
Commercial and
 financial                   $175,752        $ 41,143        $  3,039      $219,934

Foreign:
  Banks                       126,087           2,625             755       129,467
  Commercial and
   industrial                  15,895              25              --        15,920
                             --------        --------        --------      --------
Total foreign                 141,982           2,650             755       145,387

Real estate
  construction                 56,092          53,174          13,390       122,656

Real estate mortgage           29,328          92,250          29,010       150,588

Consumer                       34,267         136,833          11,751       182,851

Other                           3,517              --              --         3,517
                             --------        --------        --------      --------
                             $440,938        $326,050        $ 57,945      $824,933
                             ========        ========        ========      ========

--------------------

(1)  Excludes non-accrual loans aggregating $5.4 million.


(2) The total amount of loans due after one year which have predetermined interest rates is $317.9 million. The total amount of loans with floating or adjustable interest rates due after one year is $66.1 million.




Accounts Receivable
-------------------

Accounts receivable - factoring subsidiary, net increased $133.0 million, or 42%, over year end 1995 levels to $449.5 million as a result of an overall increase in factoring volume. Table 5 below provides a five-year summary of Capital Factors' accounts receivable portfolio.

Capital Factors purchases receivables from its clients and records a liability payable to the clients at the time of such purchase. From time to time, the liability is reduced by advance payments by Capital Factors to the clients, prior to the contractual payment date for the receivables purchased. Such advance payments are interest earning balances of Capital Factors. Interest earning advances, net of client interest bearing credit balances, amounted to $263.5 million at December 31, 1996 compared to $194.3 million at December 31, 1995. Balances due to factoring clients for receivables purchased amounted to $191.5 million and $128.6 million at December 31, 1996 and 1995, respectively.

                                    TABLE 5
                  COMPOSITION OF ACCOUNTS RECEIVABLE PORTFOLIO
                           (In Thousands of Dollars)


                                                     DECEMBER 31,

                                --------------------------------------------------------
                                  1996        1995        1994        1993        1992
                                --------------------------------------------------------
Accounts receivable             $454,958    $322,891    $249,916    $222,951    $179,725
Reserve for discounts             (2,436)     (3,404)     (2,781)     (1,574)     (1,192)
Allowance for doubtful
 accounts                         (2,994)     (2,981)     (1,774)     (2,157)     (2,157)
                                --------    --------    --------    --------    --------

Accounts receivable, net        $449,528    $316,506    $245,361    $219,220    $176,376
                                ========    ========    ========    ========    ========

Deposits
--------

Total deposits were $1,096.8 million and $1,038.8 million at December 31, 1996 and 1995, respectively. The increase in total deposits included increases of $59.7 million in time deposits and $18.8 million in savings and money market deposits offset by a decrease of $20.4 million in non-interest bearing deposits. The increase in interest bearing deposits reflects the combined effects of internal marketing efforts to increase overall deposits and increased customer demand for interest bearing deposits as a result of the higher rates offered. Included in non-interest bearing deposits at December 31, 1995 was approximately $21 million in U.S. Treasury demand deposits which were received in December 1995 and repaid in January 1996 in the normal course of business. See Table 6 below for the maturity distribution of time deposits of $100,000 or more. See Table 10 below for the average balances and rates paid on deposit categories for 1996, 1995 and 1994.

The Company does not operate any foreign offices; however, as a result of the activities of the International Division, foreign customers maintain deposit accounts with the Bank. Deposits by foreign customers amounted to $190.7 million, $170.2 million and $135.5 million at December 31, 1996, 1995 and 1994, respectively, representing 18%, 16% and 15% of total deposits, respectively. The level of these deposits is, in part, related to the level of trade finance activity conducted by the Company, and is also affected by economic trends in foreign countries. Deposits from foreign customers increased during 1996 and 1995 as a result of increased trade finance activity, as well as transfer of capital out of certain countries in reaction to economic uncertainties. Also, deposits from foreign customers increased since 1994 as a result of the internal marketing efforts mentioned above.

Deposit liabilities represented 68% and 70% of total liabilities at December 31, 1996 and December 31, 1995, respectively. For the same dates, interest bearing non-deposit balances represented 17% and 18% of total liabilities. Management believes that, as Capital Factors continues to grow and rely on outside funding sources, deposit funding sources will continue to represent a lesser percentage of total liabilities when compared to historical levels.


                                     TABLE 6
                      MATURITY DISTRIBUTION OF TIME DEPOSITS
                               GREATER THAN $100,000
                             (In Thousands of Dollars)


         Time Remaining until Maturity          Amount
         -----------------------------          ------

         3 months or less                      $ 95,666

         Over 3 through 6 months                 60,162

         Over 6 through 12 months                63,244

         Over 12 months                          29,750
                                               --------
         Total at December 31, 1996            $248,822
                                               ========



Short-Term Borrowings
---------------------

The Company's short-term borrowings primarily represent securities sold under agreements to repurchase on an overnight basis for deposit accounts of certain high-balance retail customers. From time to time, the Company may also access wholesale repurchase sources for seven to 90 day periods for short-term liquidity management purposes.

Table 7 below presents the year end balances, weighted average interest rates and maximum outstanding balances of short-term borrowings for 1996, 1995 and 1994.



                                        TABLE 7
                             FEDERAL FUNDS PURCHASED AND
                               SHORT-TERM BORROWINGS
                         (All Dollar Amounts in Thousands)


                                                     WEIGHTED            MAXIMUM
                                                      AVERAGE           OUTSTANDING
                                   BALANCE AT       INTEREST RATE          DURING
                                  YEAR END (1)     AT YEAR END (1)     THE PERIOD (2)
                                  ------------     ---------------     --------------
December 31, 1996
  Short-term borrowings
    - Retail                        $ 79,905             4.46%           $  94,818
    - Wholesale                           --              N/A                   --
                                    --------
                                    $ 79,905
                                    ========


December 31, 1995
  Short term borrowings
    - Retail                        $ 86,133             4.40%           $  88,889
    - Wholesale                           --              N/A               15,000
                                    --------
                                    $ 86,133
                                    ========


December 31, 1994
  Domestic banks                    $     --              N/A            $     100
  Short-term borrowings
    - Retail                          87,236             5.08%             104,910
    - Wholesale                           --              N/A               20,000
                                    --------
                                    $ 87,236
                                    ========

-----------------------

(1) See Table 10, Yields Earned Rates Paid, for presentation of the average amounts of short-term borrowings outstanding during the periods and the applicable weighted average interest rates during the periods.

(2) Amount represents the maximum outstanding at any month end during the period.

Long-Term Debt
--------------

During the second quarter of 1996, Capital Factors established a $40 million revolving credit facility with an unaffiliated lender. Borrowings under this facility bear interest at LIBOR plus 2.15% (7.76% at December 31, 1996) and mature in March 1999. At December 31, 1996, $15.9 million was outstanding under this line. Also during the second quarter, Capital Factors privately placed a $10.0 million subordinated note with an unaffiliated lender. The note bears interest at a fixed rate of 7.95% and matures in July 2001.

Capital Factors also has outstanding three series of Variable Rate Asset Backed Certificates aggregating $175.0 million, which were issued in connection with the securitization of factored advances. Such certificates bear interest at LIBOR plus 1.25% (6.86% at December 31, 1996, excluding annualized transaction costs of 0.37%) and are scheduled to mature in December 1999 ($100.0 million), June 2000 ($25.0 million) and January 2001 ($50.0 million). Interest is payable monthly; however, an early amortization event will occur if Capital Factors fails to satisfy certain financial covenants.

                               CAPITAL RESOURCES

Stockholders' equity increased by $22.0 million as a result of net income of $20.2 million and a gain of $4.5 million (recorded directly as a component of stockholders' equity) from the public offering of a minority interest in Capital Factors Holding, Inc.'s Common Stock and was offset by dividends declared of $2.5 million. Minority interest in Capital Factors Holding, Inc., which qualifies as capital for regulatory purposes, amounted to $11.6 million at December 31, 1996.

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

At December 31, 1996 and 1995, the regulatory capital ratios of the Company and the Bank were as follows:

                             Company                   Bank
                          -------------           --------------           Minimum
                          1996     1995           1996      1995         Requirement
                          ----     ----           ----      ----         -----------
Leverage Ratio            8.38%    7.25%          8.03%     6.97%              3%*

Tier One ratio           10.84%    9.99%         10.37%     9.58%              4%

Total ratio              11.75%   11.24%         11.28%    10.83%              8%


---------------

      * Banking regulators expect institutions to maintain an excess of 1 to 2% above the minimum.


 Components of capital (000s omitted) as of December 31,:


                                                Company                     Bank
                                       -------------------------------------------------
                                            1996       1995          1996         1995
                                       -------------------------------------------------
Tier I capital:
  Stockholders' equity                $  135,742  $  113,725     $  129,596  $  109,318
  Minority interest                       11,611          --         11,611          --
  Intangible assets                       (1,746)       (892)        (1,746)       (892)
  Net unrealized (gain) loss on
   securities available for sale,
   net of related income taxes               838          (2)           838          (2)
                                      ----------  ----------     ----------  ----------
    Total Tier I                         146,445     112,831        140,299     108,424

Tier II capital:
  Eligible allowances for
   credit losses                          12,327      14,130         12,327      14,151
                                      ----------  ----------     ----------  ----------

    Total Tier I and Tier II capital  $  158,772  $  126,961     $  152,626  $  122,575
                                      ==========  ==========     ==========  ==========

Net risk-adjusted assets              $1,350,718  $1,129,817     $1,353,121  $1,131,476
                                      ==========  ==========     ==========  ==========

Average quarterly assets at year end  $1,748,225  $1,555,732     $1,747,096  $1,554,886
                                      ==========  ==========     ==========  ==========


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

The Company's management continually reviews capital adequacy. The various alternatives for generating equity from internal and external sources are constantly under review to ascertain the most effective approach for the Company. The Company has traditionally provided most of its capital through retained earnings. For 1996 and 1995, respectively, the Company's internal capital generation rate was 15.6% and 16.1%, respectively.

Bancorp currently pays stockholder dividends of 8.33 cents per share per quarter. This dividend policy is dependent upon the Bank's ability to continue the payment of dividends to Bancorp. Unforeseen changes in the financial condition of Bancorp or Capital Bank, or actions by regulatory authorities, could result in changes in the dividend policy.

                      LIQUIDITY AND ASSET/LIABILITY MANAGEMENT

Liquidity
---------

Liquidity represents the Company's ability to meet customers' borrowing needs, take advantage of investment opportunities, fund deposit withdrawals and maintain reserve requirements. On the asset side, the primary sources of liquidity are cash and due from banks, interest bearing deposits with banks, Federal funds sold and other short-term investments, scheduled maturities and paydowns of securities held to maturity, securities available for sale and scheduled repayments on outstanding loans and receivables. The liquidity available from any of the foregoing sources is reduced to the extent they are pledged against any liabilities or otherwise restricted. On the liability side, the principal source of liquidity is growth in deposits and other borrowings. These primary sources of liquidity are supplemented by cash flows from the Company's operating activities which generated approximately $34 million of liquidity during 1996.

During 1996, the Company generated net cash flows of $93 million from its financing activities, including $58 million from deposit growth, $26 million from long-term borrowings by Capital Factors and $18 million from Capital Factors Holding, Inc.'s sale of approximately 19% of newly issued shares of its Common Stock. The deposit growth was generated internally through business development and marketing efforts. In March 1996, Capital Factors entered into a revolving credit facility with an unaffiliated lender which provides for maximum borrowings of $40.0 million ($15.9 million of which was outstanding at December 31, 1996) and issued a subordinated note in the amount of $10.0 million to another unaffiliated lender. See "Financial Condition -- Long-Term Debt" above for more information.

The Company's investing activities utilized $160 million of the liquidity generated from financing and operating activities. Net new loans amounted to $111 million, and net new advances by Capital Factors amounted to $74 million. Sales, maturities and paydowns of securities in excess of purchases generated $21 million of liquidity. In addition, $5 million was generated from sales of other real estate.

The liquidity position is monitored daily by management to maintain a level of liquidity conducive to efficient operations and is continuously evaluated as part of the asset/liability management process (as discussed further below) to maintain liquidity levels conducive to efficient operations. Considerations in managing the Company's liquidity position include scheduled cash flows from existing assets and liabilities, as well as projected liquidity needs arising from commitments to lend.

In the normal course of business, the Company utilizes various financial instruments with off-balance sheet risk to meet the financing needs of its customers. These off-balance sheet activities include commitments to extend credit, commercial letters of credit and standby letters of credit. The liquidity, credit and market risks associated with these financial instruments are generally managed in conjunction with the Company's balance sheet activities and are subject to normal credit policies, financial controls and risk-limiting and monitoring procedures. At December 31, 1996, the Company had outstanding commitments to extend credit, commercial letters of credit and standby letters of credit amounting to $222.8 million, $74.8 million and $18.2 million, respectively. In the normal course of business, some of these commitments may expire without being drawn upon. The Company expects to meet funding requirements resulting from these commitments by using its traditional sources of liquidity, including borrowings by Capital Factors.

Liquidity is also necessary at the Bancorp level. The ability of Bancorp to meet debt service requirements, pay dividends to stockholders and satisfy other liquidity needs is primarily dependent on Capital Bank's ability to continue the payment of dividends. The ability of the Bank to pay dividends is generally restricted by Florida statutes. At periodic intervals, State or Federal regulatory agencies routinely examine Bancorp and the Bank as part of their legally prescribed oversight of the banking industry and may further restrict the payment of dividends or other activities by regulatory action. At December 31, 1996 the Bank was not subject to any restrictions other than statutory. At year-end, approximately $35.5 million of the Bank's retained earnings were available for dividend payments to Bancorp without regulatory approval.

For 1997, Bancorp's estimated debt service and stockholder dividend requirements total approximately $2.9 million. At December 31, 1996, Bancorp had available cash balances of $8.2 million. Management believes liquidity at December 31, 1996 was satisfactory.

Asset/Liability Management and Interest Rate Risk
-------------------------------------------------

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

Maintenance of satisfactory funding levels allows the Company to position itself so that the risks of interest rate fluctuations are decreased. This, together with a high percentage of variable rate assets, provides a more consistent margin between interest earning assets and interest bearing liabilities. For 1996, the average rate paid on interest bearing deposit liabilities was 4.29%, while the average rate paid for other interest bearing liabilities was 6.72%. To the extent that non-deposit liabilities grow faster than deposits, the Company's overall cost of funds will likely rise. At this time, management does not believe these factors will have a significant adverse impact on net interest income.

Interest rates earned and paid on interest bearing assets and liabilities are influenced by both factors outside the control of management, such as current market interest rates (e.g., prime, LIBOR) and factors controlled by management (e.g., rates paid on deposits). Management can further influence net interest income by adjusting the mix of assets and liabilities between fixed and floating rate instruments, or adjusting the duration of these items. To an extent, management's ability to control these factors are contingent upon customer demand or acceptance of the products offered by the Company. At December 31, 1996, the Company's cumulative one-year gap (the difference between interest bearing assets and interest bearing liabilities) was negative $48.6 million, or approximately 3.6% of total earning assets. In computing the gap (as defined below), all non-time interest bearing deposits, aggregating $302.7 million at December 31, 1996, are assumed to reprice in 90 days or less. Management does not believe the Company's operating results will be significantly impacted by changes in interest rates over the next year.


Table 8 presents a summary analysis of maturity and repricing characteristics of the Company's interest earning assets and interest bearing liabilities at December 31, 1996. For purposes of this analysis, regular savings and NOW and money market accounts are included as repricing in 90 days or less. The difference between the maturities and repricing intervals applicable to interest earning assets and interest bearing liabilities is commonly referred to as the "gap."

                                      TABLE 8
                       INTEREST RATE SENSITIVITY BY MATURITY
                                OR REPRICING DATES
                            (In Millions of Dollars)

                             90 days      91-180      181-365       Over
                             or less       days        days       one year      Total
                             -------      ------      -------     --------      -----
Interest earning assets:
Securities                   $ 22.4       $ 20.7       $ 12.0      $ 163.4     $ 218.5
Loans(1)                      436.9         80.2         41.5        266.3       824.9
Other earning
  assets(2)                   325.2           --           --           .3       325.5
                             ------       ------       ------      -------     -------
Total interest
  earning assets              784.5        100.9         53.5        430.0     1,368.9
                             ------       ------       ------      -------     -------

Interest bearing liabilities:
Interest bearing
  deposits                    489.1        117.3        109.0         65.6       781.0
Short-term borrowings          79.9           --           --           --        79.9
Long-term debt                192.2           --           --         10.0       202.2
                             ------       ------       ------      -------    --------
Total interest
  bearing liabilities         761.2        117.3        109.0         75.6     1,063.1
                             ------       ------       ------      -------    --------

Gap                            23.3        (16.4)       (55.5)       354.4    $  305.8
                             ------       ------       ------      -------    ========
Cumulative Gap               $ 23.3       $  6.9       $(48.6)     $ 305.8
                             ======       ======       ======      =======

-------------------------

(1) Excludes non-accrual loans of $5.4 million.
(2) Excludes non-accrual advances of $660 thousand.

                                RESULTS OF OPERATIONS
General
-------

The Company recorded net income of $20.2 million in 1996 compared to $17.1 million in 1995 and $13.2 million in 1994. Primary earnings per share was $2.50 in 1996 compared to $2.25 in 1995 and $1.83 in 1994. On a fully diluted basis, earnings per share was $2.50 in 1996 compared to $2.20 in 1995 and $1.80 in 1994. In 1996, the Company's return on average assets was 1.22% compared to 1.20% and 1.04% in 1995 and 1994, respectively. The return on average stockholders' equity was 16.34% in 1996 compared to 16.71% in 1995 and 15.10% in 1994. The increase in income in 1996 compared to 1995 was primarily a result of higher factoring revenues and lower other operating expenses (primarily at the Bank) offset by higher salaries and employee benefits and provisions for credit losses. The increase in income in 1995 compared to 1994 was primarily a result of improved net interest margin after provisions for credit losses and higher factoring revenue offset by higher other operating expenses and salaries and employee benefits.

Lines of Business
--------------------

Net interest income derived from domestic banking activities amounted to $49.2 million, $49.4 million and $47.1 million in 1996, 1995 and 1994, respectively. These results reflect higher levels of average interest earning assets offset by a decline in the net interest margin due to lower rates earned on loans and higher rates paid on deposits. The increase in net interest income in 1995 compared to 1994 was due primarily to higher levels of average earning assets which offset a slight decline in the net interest margin. Non-interest income from domestic banking activities amounted to $18.4 million, $18.5 million and $16.4 million in 1996, 1995 and 1994, respectively. The slight decrease in non-interest income in 1996 compared to 1995 was primarily due to non-recurring income in 1995 of approximately $1.2 million received in connection with the early termination of a computer servicing contract. The increase in non-interest income in 1995 compared to 1994 was due to various factors, including the contract termination payment mentioned above. Operating results from domestic activities in 1996 compared to 1995 were higher primarily as a result of lower non-interest expenses and lower provisions for domestic loan losses. Based on management's assessment of the allowance for loan losses, the provision for domestic loan losses decreased $1.4 million, from $3.4 million for 1995 to $2.0 million for 1996. Operating results in 1995 compared to 1994 were slightly higher primarily as a result of higher net interest income and non-interest income and lower provisions for domestic loan losses substantially offset by higher non-interest expenses.

The Company does not operate any foreign offices. Foreign banking operations principally arise from the Company's trade finance lending to and issuance of letters of credit on behalf of banks and financial institutions located in Central and South America. Net interest income from foreign banking activities amounted to $5.6 million, $6.3 million and $5.0 million in 1996, 1995 and 1994, respectively. The decrease in net interest income in 1996 was primarily as a result of a decrease in the net interest margin due to higher funding costs and lower rates earned on foreign loans. The increase in net interest income in 1995 reflects an increase in average loans outstanding and higher average rates earned compared to 1994. Non-interest income from foreign banking activities primarily represents letter of credit fees and amounted to $4.3 million, $4.5 million and $5.6 million in 1996, 1995 and 1994, respectively. Other income in 1994 included securities gains of $1.1 million. Operating results from foreign banking activities decreased primarily due to higher provisions for loan losses, which totaled $3.3 million in 1996 compared to $211,000 in 1995 and a credit of $2.3 million in 1994. The 1996 provision reflects the impact of foreign loan charge offs, which totaled $3.4 million in 1996. For additional information, see "Allowance for Loan Losses" below. The 1995 provision reflects approximately $1.6 million in recoveries of 1994 charge offs and the improvement of other potential problem foreign loans. In 1994, certain loans that were previously charged off were partially recovered, and the status of other potential problem foreign loans improved, resulting in a credit to the allowance.

The Company's factoring activities continued to grow in 1996, due primarily to the increase in new clients. Non-interest income, which primarily represents factoring commissions, amounted to $30.7 million, $23.3 million and $20.0 million in 1996, 1995 and 1994, respectively, reflecting increased factored accounts receivable from $1.5 billion in 1994 to $2.7 billion in 1996. Net interest income derived from factoring activities amounted to $15.4 million, $11.9 million and $7.3 million in 1996, 1995 and 1994, respectively. Growth in average interest earning assets, primarily advances, in all periods due to business development gave rise to these increases.

General corporate expenses in 1994 included one-time charges of approximately $1.7 million relating to deferred compensation and other benefits paid to the Company's former chairman upon his retirement.

Set forth on Table 9 is a summary of operating results for the Company's domestic and international banking activities, as well as its factoring activities. Revenues and expenses relating to factoring activities are generally segregated and are easily identifiable. Non-interest revenues and expenses associated with banking activities include allocations of certain items based on management's assumptions, some of which are subjective in nature. Furthermore, interest income and expense of banking activities reflect funds transfer pricing which, while based on the Bank's actual external costs, may not reflect actual results which may be achieved on a stand-alone basis.

                                   TABLE 9
                              BUSINESS SEGMENT DATA
                           (In Thousands of Dollars)


                                         For the Year Ended December 31,
                                  -------------------------------------------
                                      1996             1995            1994
                                      ----             ----            ----
Net interest income and
 non-interest income:
  Domestic banking activities     $   67,623       $   67,865      $   63,495
  Foreign banking activities           9,937           10,824          10,610
                                  ----------       ----------      ----------
      Total banking activities        77,560           78,689          74,105

  Factoring activities                46,125           35,145          27,276
  Intercompany                          (224)(1)         (149)(1)          16 (1)
                                  ----------       ----------      ----------

      Total                       $  123,461       $  113,685      $  101,397
                                  ==========       ==========      ==========

Income before income taxes:
  Domestic banking activities     $   21,191       $   13,967      $   13,033
  Foreign banking activities           1,263            5,723           5,782
                                  ----------       ----------      ----------
      Total banking activities        22,454           19,690          18,815

  Factoring activities                18,757           14,227          10,855
  Minority interest in factoring
   activities, net of applicable
   taxes                              (1,146)              --              --
  Corporate and other                 (6,197)(2)       (6,355)(2)      (8,492)(2)
                                  ----------       ----------      ----------

      Total                       $   33,868       $   27,562      $   21,178
                                  ==========       ==========      ==========


                                  Average Balance for the Year Ended December 31
                                  ----------------------------------------------
                                      1996             1995            1994
                                      ----             ----            ----
Identifiable assets:
  Domestic banking                $1,114,412       $1,008,845      $1,009,378
  Foreign banking                    136,443          132,704         101,438
                                  ----------       ----------      ----------
      Total banking                1,250,855        1,141,549       1,110,816

  Factoring                          463,022          332,524         248,293
  Intercompany                       (62,478)(3)      (49,524)(3)     (86,030)(3)
                                  ----------       ----------      ----------

      Total assets                $1,651,399       $1,424,549      $1,273,079
                                  ==========       ==========      ==========

------------------

(1) Intercompany operating results primarily reflect service charges on Capital Factors' accounts at the Bank.

(2) Corporate and other includes costs associated with various activities and functions, including the operations of Bancorp (parent only), certain senior management of the Bank and other administrative costs.

(3) Intercompany assets primarily represents loan balances payable by Capital Factors to the Bank.

Net Interest Income
-------------------

Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds. Net interest income totaled $70.3 million, $67.6 million and $59.4 million in 1996, 1995 and 1994, respectively. Loan fees included in net interest income amounted to $2.1 million, $1.6 million and $1.8 million in 1996, 1995 and 1994, respectively. Net interest income on a fully tax-equivalent basis, including loan fees, totaled $71.2 million in 1996 compared to $68.8 million and $61.1 million in 1995 and 1994, respectively.

Net interest income can be viewed as the product of average earning assets and the net interest margin. Net interest income in 1996 increased $2.7 million over 1995 and was comprised of an increase of $10.5 million in interest income offset by an increase of $7.8 million in interest expense. The increase in interest income was due to an increase in average interest earning assets to $1.317 billion in 1996 from $1.152 billion in 1995, offset by a decline in the average yield to 9.22% in 1996 from 9.46% in 1995. Average interest bearing liabilities increased to $1.002 billion in 1996 from $875.0 million in 1995. The increase in average interest bearing liabilities occurred primarily in time deposits and long-term borrowings. Approximately 66% of the increase in interest expense was attributable to interest expense on deposits and is primarily the result of an increase in average time deposits, and to a lesser extent in the average rates paid on such deposits. Average time deposits increased $93.1 million, or 27%, in 1996 to $443.3 million and represented 61% of average interest bearing deposits in 1996 compared to 54% in 1995. The combined effects of lower asset yields, and higher funding costs resulted in a drop in the net interest margin from 5.84% to 5.45%.

Net interest income in 1995 increased $8.1 million over 1994, comprised of an increase of $24.8 million in interest income offset by an increase of $16.6 million in interest expense. The increase in net interest income was due to an increase in average interest earning assets to $1.152 billion in 1995 from $1.033 billion in 1994, combined with a shift in mix to higher yielding loans and advances. The net interest margin declined to 5.84% in 1995 from 5.91% in 1994. The yield on average interest earning assets increased from 8.34% in 1994 to 9.46% in 1995 due to higher yields on all categories of interest earning assets. Average interest bearing liabilities increased to $875.0 million in 1995 from $770.8 million 1994, while the average rate paid on these liabilities increased to 4.77% from 3.26%. The increase in average interest bearing liabilities occurred primarily in long-term borrowings and time deposits. Capital Factors' average long-term borrowings were $140.6 million in 1995 compared to $45.4 million in 1994.

See "Asset/Liability Management and Interest Rate Risk" above for a discussion of factors that may affect net interest income.

Tables 10 and 11 set forth information on yields earned and rates paid by the Company as well as changes in the composition of net interest income for each of the years in the three year period ended December 31, 1996. Yields and interest on tax-exempt loans and securities have been adjusted to reflect tax-equivalent basis using the Federal tax rate of 35%. Loans and accounts receivable on non-accrual status have been included in average balances for purposes of computing average yields. Yields on securities available for sale have been computed based on amortized cost. For the years ended December 31, 1996, 1995 and 1994, average foreign assets represented 8%, 9% and 7% of total average assets, respectively. Average foreign liabilities represented 13%, 16% and 20% of total average liabilities. Average foreign deposits included in average interest bearing deposits and average non-interest bearing deposits amounted to $180.4 million, $144.4 million and $159.7 million for 1996, 1995 and 1994, respectively.

                                    TABLE 10

                          YIELDS EARNED AND RATES PAID
                       (All Dollar Amounts in Thousands)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                               ----------------------------------------------------------------------------------------
                                             1996                       1995                           1994
                               -----------------------------   ---------------------------  ---------------------------
                                                     Average                       Average                      Average
                                Average               Yield    Average             Yield     Average             Yield
                                Balance    Interest  Or Rate   Balance  Interest   Or Rate   Balance Interest   Or Rate
                               ----------  --------  -------   -------  --------  --------  -------- --------   -------
ASSETS
Interest earning assets:
  Loans, net of unearned
   income:
    U.S. Borrowers             $  614,046  $  60,418   9.84% $  536,405  $ 54,555  10.17%  $  471,891 $ 43,611   9.24%
    Foreign Borrowers             129,180      9,641   7.46     125,785    10,205   8.11       93,906    6,275   6.68
    Tax Exempt                     14,617      2,344  16.04      19,570     3,173  16.21       26,226    4,227  16.12
                               ----------  ---------  -----  ----------  --------  -----   ---------- --------  -----
     Total loans                  757,843     72,403   9.55     681,760    67,933   9.96      592,023   54,113   9.14

  Accounts receivable
   advances - factoring
   subsidiary                     240,477     29,455  12.25     185,795    23,803  12.81      148,787   16,747  11.26

  Securities held to maturity:
   Taxable                         26,770      2,194   8.19      74,223     4,735   6.38       64,464    3,784   5.87
   Tax-exempt                       2,957        317  10.72       3,360       357  10.62        4,254      452  10.62
  Securities available
   for sale:
    Taxable                       202,803     12,497   6.16     139,388     8,360   6.00      139,950    7,903   5.65
  Federal funds sold
   and other interest earning
   assets                          85,980      4,523   5.26      67,395     3,841   5.70       83,867    3,201   3.82
                               ----------  ---------  -----  ----------  --------  -----   ---------- --------  -----

    Total interest earning
     assets                     1,316,830    121,389   9.22   1,151,921   109,029   9.46    1,033,345   86,200   8.34
                                           ---------                     --------                     --------

Less allowance for loan losses
 and doubtful accounts            (13,239)                      (13,549)                      (15,076)
Cash and due from banks            93,284                        86,550                        63,630
Due from customers on
  acceptances                      31,442                        28,827                        30,340
Other real estate                   4,949                        10,911                        13,436
Other assets                      218,133                       159,889                       147,404
                               ----------                    ----------                    ----------
    Total                      $1,651,399                    $1,424,549                    $1,273,079
                               ==========                    ==========                    ==========

LIABILITIES, MINORITY INTEREST
  AND STOCKHOLDERS' EQUITY
Interest bearing liabilities:
 Deposits:
  Savings and Money Market     $  285,532  $   7,022   2.46% $  295,212  $  7,046   2.39%  $  350,889 $  6,845   1.95%
  Time                            443,264     24,225   5.47     350,161    19,026   5.43      278,028   10,656   3.83
                               ----------  ---------  -----  ----------  --------  -----   ---------- --------  -----
   Total interest bearing
     deposits                     728,796     31,247   4.29     645,373    26,072   4.04      628,917   17,501   2.78
                               ----------  ---------  -----  ----------  --------  -----   ---------- --------  -----
 Federal funds purchased and
      short-term borrowings:

  Domestic banks                      109          6   5.59          --        --     --           65        2   3.01

  Short-term borrowings            85,027      3,830   4.50      87,243     4,504   5.16       94,322    3,978   4.22
                               ----------  ---------  -----  ----------  --------  -----   ---------- --------  -----
                                   85,136      3,836   4.51      87,243     4,504   5.16       94,387    3,980   4.22
                               ----------  ---------  -----  ----------  --------  -----   ---------- --------  -----
 Long-term borrowings             187,864     14,509   7.72     142,427    11,176   7.85       47,486    3,633   7.65
                               ----------  ---------  -----  ----------  --------  -----   ---------- --------  -----
  Total interest bearing
     liabilities                1,001,796     49,592   4.95     875,043    41,752   4.77      770,790   25,114   3.26
                               ----------  ---------  -----  ----------  --------  -----   ---------- --------  -----
Non-interest bearing
  deposits                        305,010                       292,625                       276,000
Bank acceptances outstanding       31,443                        28,827                        30,340
Other liabilities                 184,521                       125,736                       108,516
Minority interest in
  consolidated subsidiary           5,009                            --                            --
Stockholders' equity              123,620                       102,318                        87,433
                               ----------                    ----------                    ----------
    Total liabilities,
     minority interest and
     stockholders' equity      $1,651,399                    $1,424,549                    $1,273,079
                               ==========                    ==========                    ==========
    Net interest earnings/
     yield                                 $  71,797   5.45%             $ 67,277   5.84%             $ 61,086   5.91%
                                           =========  =====              ========  =====              ========  =====

    Net interest spread                                4.27%                        4.69%                        5.08%
                                                      =====                        =====                        =====
    Utilization rate                                  79.74%                       80.86%                       81.17%

                                                      =====                        =====                        =====


                                    TABLE 11

                            RATE VOLUME ANALYSIS (1)
                       (All Dollar Amounts in Thousands)

                                             1996 compared to 1995                      1995 compared to 1994
                                     --------------------------------------        ------------------------------------
                                     Change         Change           Net           Change        Change         Net
                                     Due to         Due to        Increase         Due to        Due to       Increase
                                     Volume          Rate        (Decrease)        Volume         Rate       (Decrease)
                                     ------         ------       ----------        ------        ------      ----------
Changes in Income and Expense

Interest on interest earning assets:
  Loans
  U.S. borrowers                     $ 7,768        $ (1,905)     $  5,863         $  6,262      $  4,682     $ 10,944
  Foreign borrowers                      265            (829)         (564)           2,358         1,572        3,930
  Tax-exempt                            (799)            (30)         (829)          (1,076)           22       (1,054)
  Accounts receivable advances -
   factoring subsidiary                6,851          (1,199)        5,652            4,453         2,603        7,056
  Securities held to maturity:
   Taxable                            (3,458)            917        (2,541)             597           354          951
   Tax-exempt                            (43)              3           (40)             (95)           --          (95)
  Securities available for sale:
   Taxable                             3,856             281         4,137              (33)          490          457
  Federal funds sold and other
   interest earning assets             1,019            (337)          682             (784)        1,424          640
                                     -------        --------      --------         --------     ---------     --------
         Total                       $15,459        $ (3,099)     $ 12,360         $ 11,682     $  11,147     $ 22,829
                                     =======        ========      ========         ========     =========     ========

Interest on interest bearing
 liabilities:
  Savings and Money Market
   deposits                          $  (234)       $    210      $    (24)        $ (1,208)    $   1,409     $    201
   Time deposits                       5,073             126         5,199            3,342         5,028        8,370
  Federal funds purchased and
   short-term borrowings                (102)           (566)         (668)            (335)          859          524
  Long-term debt                       3,537            (204)        3,333            7,357           186        7,543
                                     -------        --------      --------         --------     ---------     --------
          Total                      $ 8,274        $   (434)     $  7,840         $  9,156      $  7,482     $ 16,638
                                     =======        ========      ========         ========     =========     ========

---------------------

(1) Because of the numerous and simultaneous balance and rate changes during the periods, it is not possible to allocate the change in net interest income precisely between balances and rates. For purposes of this table, changes that are not solely attributable to balance changes or rate changes have been allocated equally to the volume and rate changes above.

Provision for Loan Losses
-------------------------

The allowance for loan losses is maintained at a level deemed adequate by management to absorb potential loan losses in the portfolio after evaluating the loan portfolio, the financial condition of borrowers, current economic conditions, changes in the nature and volume of the portfolio, past loan loss experience and other pertinent factors. Many of these factors involve a significant degree of estimation and are subject to rapid changes which could be unforeseen by management. As a consequence, the possibility exists that management's evaluation of the adequacy of the allowance could change, and such change could be a material amount, as additional information becomes known. While the Company considers the allowance for loan losses to be adequate at December 31, 1996, management is unable to predict the amount, if any, of future provisions to the allowance. For additional information, see "Allowance for Loan Losses" below.

The provision for loan losses was $5.3 million in 1996 compared to $3.6 million in 1995 and $3.5 million in 1994. The higher provision in 1996 reflects the impact of losses in connection with several foreign loans. The lower provisions in 1995 and 1994 reflect recoveries of $1.6 million and $1.5 million in 1995 and 1994, respectively, relating to certain foreign loans which had previously been charged off.

Provision for Credit Losses - Capital Factors
---------------------------------------------

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

The provision for doubtful accounts amounted to $3.8 million, $2.2 million and $2.2 million for 1996, 1995 and 1994, respectively. For the years ended December 31, 1996, 1995 and 1994, net charge offs as a percentage of accounts receivable purchased was .14%, .05% and .17%, respectively. For the same periods, the percentage of provisions for credit losses to accounts receivable purchased was
 .14%, .11% and .15%, respectively. Based on these relationships, and a review of the recorded allowance and accounts receivable at each period end, management believes the provisions and allowance to be adequate to absorb known and inherent losses in the accounts receivable portfolio. Because the assessment of the adequacy of the allowance and provisions for credit losses involve a significant degree of estimation, and are subject to change, future provisions for credit losses may be greater or less than actual charge offs.

Other Income
------------

Other income totaled $53.2 million, $46.1 million and $41.9 million in 1996, 1995 and 1994, respectively.

Factoring revenues amounted to $30.4 million or 57% of total other income in 1996 compared to $23.1 million or 50% of total other income in 1995 and $20.0 million or 48% of total other income in 1994. The growth in factoring revenues is attributable to overall expansion of factoring activities. The Company, through Capital Factors, operates factoring offices in Charlotte, North Carolina, Ft. Lauderdale, Florida, Los Angeles, California and New York, New York. Accounts receivable purchased totaled $2.651 billion in 1996 compared to $2.001 billion in 1995 and $1.537 billion in 1994. Factoring commissions increased 34% to $26.1 million in 1996 from $19.5 million in 1995 and 12% in 1995 from $17.4 million in 1994. Although Capital Factors experienced increased commission income as a result of increased factored accounts receivable, commission income as a percentage of factored accounts receivable declined from 1.13% in 1994 to .98% in 1995 and 1996. This decline was primarily the result of lower factoring fees charged to high volume clients in the New York market and a lower fee structure, partly because of high volume clients, in the Charlotte market. Capital Factors typically receives lower factoring fees from high volume customers because, among other reasons, high volume clients do not have the same servicing needs as smaller clients, requiring less labor intensive services to be performed by Capital Factors, and because there is increased competition for such client's business.

Service charges on deposits amounted to $13.1 million or 25% of total other income in 1996 compared to $12.6 million or 27% of total other income in 1995 and $11.8 million or 28% in 1994. The increase in service charge income is primarily due to the adjustment to the pricing of some services during 1996 and 1994.

Letter of credit fees totaled $4.1 million in 1996 compared to $4.2 million in 1995 and $4.0 million in 1994. These fees represented 8%, 9% and 9% of non-interest income in 1996, 1995 and 1994, respectively. Total fees have been relatively unchanged between 1994 and 1996, as higher transaction volume has been offset by lower pricing due to competitive pressures. The Company conducts its international operations with customers located primarily in Central and South America. By issuing and confirming letters of credit for its clients, the Company has traditionally generated substantial fee income. Due to the economic and political environments of some of these nations, as well as competitive factors, the demand for the issuance or confirmation of letters of credit may fluctuate.

Net securities gains amounted to $18,000 in 1996 compared to $12,000 in 1995 and $1,213,000 in 1994. Included in securities gains in 1994 are realized gains of $1.1 million on the sale of certain floating rate Argentine bonds, received in connection with a prior Brady Plan restructuring. During 1996 the Company sold one municipal bond that was classified as held to maturity and realized a gain of $15,000. The Company sold this bond in reaction to financial deterioration of the issuer.

Other Expenses
--------------

Other expenses totaled $79.4 million, $80.3 million and $74.5 million for the years ended December 31, 1996, 1995 and 1994, respectively.

Salaries and employee benefits amounted to $41.8 million in 1996 compared to $38.0 million in 1995 and $36.6 million in 1994, respectively. Salaries and employee benefits increased $3.8 million in 1996 and $1.3 million in 1995 as a result of merit increases, workforce growth and increased benefit costs. Approximately $3.6 million of the increase was at Capital Factors due to expansion of factoring activities. In addition, salaries and employee benefits in 1994 included $1.7 million for deferred compensation and other benefits related to the retirement of the Company's former Chairman.

Other operating expenses amounted to $29.8 million, $34.9 million and $30.3 million in 1996, 1995 and 1994, respectively. The 1996 decrease in other operating expenses partly reflects $2.7 million in losses from overdrafts related to one customer in 1995 (see further discussion below). In addition, during 1996, other real estate expenses decreased $2.4 million compared to 1995 primarily due to lower provisions for losses. During 1995, these expenses increased $4.6 million primarily due to a $2.7 million provision to fully reserve for potential overdraft losses mentioned above and increases in legal settlements and advertising expenses offset by a decrease in insurance expense resulting from reduction in the FDIC assessment rate for the second half of 1995.

Total overdraft losses amounted to $489,000, $3.5 million and $996,000 for the years ended December 31, 1996, 1995 and 1994, respectively. During the first quarter of 1995, through several related accounts, one customer created net overdrafts of approximately $2.7 million in connection with transactions occurring over a period of approximately two weeks. The overdrafts resulted when checks drawn on another institution were returned to the Bank for insufficient funds, after the customer had made withdrawals from Capital Bank. The customer was placed in involuntary bankruptcy as a result of claims asserted by the Bank and other creditors, and the entire overdraft was charged to expense. The Bank has a judgment against the customer, which it has been unable to collect. To mitigate the risk that similar losses may occur in the future, internal review and approval procedures were strengthened by management. At December 31, 1996 and 1995, total overdraft balances were $3.8 million and $3.2 million, respectively, and are included in loans in the consolidated statements of condition. Management does not anticipate any material losses associated with overdraft balances at December 31, 1996.

Expenses relating to the writedown and maintenance of other real estate totaled $566,000, $2.9 million and $2.9 million in 1996, 1995 and 1994, respectively, and are included in other operating expenses discussed above. Other real estate amounted to $3.6 million at

December 31, 1996 compared to $6.8 million at December 31, 1995 and $14.7 million at December 31, 1994. The Company is aggressively pursuing disposal of these properties.

Provision (Benefit) for Income Taxes
------------------------------------

The Company's effective tax rate varies with changes primarily in the derivation of pre-tax income by state, in the proportion of tax-exempt income and in corporate tax rates. The provision for income taxes for 1996 aggregated 39% of pre-tax income, after considering effect of minority interest in net income of consolidated subsidiary, compared with 38% in 1995 and 1994. The higher effective tax rate in 1996 as compared to 1995 and 1994 resulted primarily from lower tax-exempt interest income.

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

                              ASSET QUALITY REVIEW

General
-------

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

Risk Elements - Non-accruing and Past Due Loans and Advances
------------------------------------------------------------

Past due and non-accruing loans are reviewed regularly in connection with management's review of the allowance for loan losses as it relates to the evaluation of collateral and the prospects for repayment of principal and interest. Loans are placed on non-accrual status when management deems that collectibility of interest is doubtful. Generally, loans that are 90 days or more past due are placed on non-accrual status unless they are well secured and in the process of collection. When a loan is placed on non-accrual status, any uncollected interest is reversed and charged against current income. Interest subsequently collected on loans which have been placed on non-accrual status is generally applied against principal but may be recognized as income on the cash basis if full collection of principal is reasonably assured based on the value of underlying collateral or other factors. Charge offs to the allowance are made when a loss is deemed probable. See Table 12 below for a five-year summary of non-accrual, past due and other potential problem loans.

Domestic non-accrual loans aggregated $5.3 million at December 31, 1996, compared to $3.8 million at year end 1995. Domestic non-accrual loans aggregated
 .9% and .6% of total domestic loans at December 31, 1996 and 1995, respectively. The increase in domestic non-accrual loans during 1996 primarily resulted from the transfer of commercial loans with three borrowers totaling $1.8 million and one real estate loan totaling $1.0 million from accrual status to non-accrual status. Included in domestic non-accrual loans at December 31, 1996 and 1995 were commercial and real estate loans totaling $4.8 million and $2.8 million, respectively, that were deemed impaired. Also, at December 31, 1995 were two commercial loans with one borrower that were deemed impaired and were still accruing interest income. These loans were transferred to non-accrual status during 1996 and were still deemed impaired at December 31, 1996.

Foreign non-accrual loans, all of which were deemed impaired, aggregated $96,000 and $2.1 million at December 31, 1996 and 1995, respectively. Foreign non-accrual loans represented .1% and 1.6% of total foreign loans at December 31, 1996 and 1995, respectively. The decrease in foreign non-accrual loans is primarily the result of the charge offs during 1996. See "Allowance for Loan Losses" below for additional discussion.

Domestic loans 90 days or more past due at December 31, 1996 and still accruing interest aggregated $264,000 or less than .1% of domestic loans outstanding, compared with $1.1 million or .2% of domestic loans outstanding at December 31, 1995. Included in domestic loans 90 days or more past due were commercial and consumer loans of $152,000 and $112,000, respectively, at December 31, 1996, as compared to $689,000, $281,000 and $162,000 for real estate, commercial and consumer loans, respectively, at December 31, 1995.

There were no foreign loans 90 days or more past due and still accruing interest at December 31, 1996 and 1995. Foreign loans 90 days or more past due at December 31, 1994 and still accruing interest aggregated $1.5 million and related to one loan. This loan was collected in full in 1995.

Advances made by Capital Factors are placed on non-accrual status when the loan balance, including interest, is considered impaired and exceeds the estimated value of the underlying receivables or collateral. Non-accrual advances totaled $660,000 at December 31, 1996, compared to $2.2 million at December 31, 1995. Non-accrual advances are considered in the assessment of the allowance for doubtful accounts for adequacy, see "Provision for Credit Losses - Capital Factors" above and "Allowance for Credit Losses - Capital Factors" below. Non-accrual advances at year end 1995 included $1.4 million due from one customer which were repaid in early 1996 from collections of underlying accounts receivable.

Risk Elements - Restructured Loans and Restructured Assets
----------------------------------------------------------

See Table 12 for a five year history of restructured loans and restructured assets at each year end.

Restructured loans at December 31, 1996 represent two real estate loans which were restructured as to interest rates, in 1991 and 1992. At December 31, 1996, these loans were in compliance with terms.

Restructured assets at December 31, 1996 represent Mexican and Argentine debt securities received in exchange for loans in connection with restructurings in 1989 and 1993. These securities are included in the available for sale portfolio (at market value) and were in compliance with terms at December 31, 1996. The face amount of these securities aggregate $5.1 million.

Risk Elements - Other Potential Problem Loans
---------------------------------------------

In addition to non-accruing loans and loans 90 days or more past due, management has identified other potential problem loans where known information about possible credit problems causes management to have doubts as to the ability of borrowers to comply with present loan repayment terms. In placing loans in this category, management considers the current status of the loan and previous payment history, the nature and quality of collateral, current economic conditions which may affect the borrower, and other information deemed pertinent in the circumstances. Other potential problem loans at December 31, 1996 totaled $5.5 million, and primarily consisted of one real estate loan of $2.7 million and commercial loans of $2.4 million. At December 31, 1995, other potential problem loans to domestic borrowers aggregated $6.5 million and included one real estate loan of $4.2 million, commercial loans of $2.1 million and consumer loans of $209,000. The decrease during 1996 was due in part to improved financial condition of the borrowers, and the transfer of one commercial loan to non-accrual status.

There were no potential problem loans to foreign borrowers at December 31, 1996, however, such loans totaled $1.2 million at December 31, 1995, representing trade-related loans to a Panamanian bank. The loans were in compliance with terms at December 31, 1995, however, in early 1996, supervision of the borrower was taken over by the Panamanian government and these loans were charged off in the second quarter of 1996.

                                    TABLE 12
                     NON-ACCRUAL, PAST DUE, OTHER POTENTIAL
                      PROBLEM LOANS AND RESTRUCTURED LOANS
                             AND RESTRUCTURED ASSETS
                            (In Thousands of Dollars)

                                                 DECEMBER 31,
                      ----------------------------------------------------------
                         1996          1995       1994        1993        1992
                         ----          ----       ----        ----        ----
Non-accrual
 loans:
   Domestic           $  5,301(1)   $  3,813    $  5,491    $  4,522    $ 17,128

   Foreign                  96(1)      2,072         334       7,312       8,134

90 days past due
 or more:
   Domestic                264         1,132         410         477       2,984

   Foreign                  --            --       1,500          --          --
                      --------      --------    --------    --------    --------

     Sub Total           5,661         7,017       7,735      12,311    $ 28,246

Non-accrual advances       660         2,184         739         385       1,082
                      --------      --------    --------    --------    --------
     Total            $  6,321      $  9,201    $  8,474    $ 12,696    $ 29,328
                      ========      ========    ========    ========    ========

Other potential
  problem loans       $  5,532      $  7,697    $  2,006    $ 15,100    $ 11,100
                      ========      ========    ========    ========    ========



Restructured
 loans (2)            $  8,293      $  8,433    $  8,559    $  8,663    $ 15,301
                      ========      ========    ========    ========    ========

 Restructured
  assets (3)          $  3,593      $  3,137    $  2,544    $  4,985    $  1,975
                      ========      ========    ========    ========    ========

-------------------------

(1) During 1996, interest income of $379 thousand and $25 thousand on domestic and foreign loans, respectively, would have been recorded if these loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period. Interest income that was recorded on these loans during 1996, was $284 thousand on domestic loans and $9 thousand on foreign loans.

(2) Represents the aggregate remaining balance at each year end of loans classified as troubled debt restructurings as defined by Statement of Financial Accounting Standards No. 15. These loans were in compliance with terms at December 31, 1996.

(3) Represents securities available for sale (at market value) received in connection with restructured foreign loans. See "Foreign Outstandings" below for discussion on foreign debt securities.

                                FOREIGN OUTSTANDINGS

Performing trade credits consist primarily of refinanced letters of credit, acceptances purchased and pre-export financings principally to banks that are located in foreign countries. Cash collateral maintained at Capital Bank as offsets to outstanding foreign loans totaled $23.9 million at December 31, 1996 compared to $19.2 million and $14.6 million at December 31, 1995 and 1994, respectively.

Foreign debt securities include $3.6 million, $3.1 million and $2.5 million at December 31, 1996, 1995 and 1994, respectively, of securities available for sale (at market value) received in connection with loan restructurings in 1993 and 1989. Foreign debt securities also include $4.0 million at the three respective dates in securities held to maturity which were acquired for investment purposes. All foreign debt securities were in compliance with terms at December 31, 1996.

Customers liability on acceptances represent drafts accepted under trade finance letters of credit issued primarily on behalf of foreign banks. Cash collateral maintained at Capital Bank as offsets to acceptances aggregated $2.3 million, $4.3 million and $2.2 million at December 31, 1996, 1995 and 1994, respectively.

Set forth on Table 14 is a list of cross border outstandings at December 31, 1996, 1995 and 1994 of those countries for which the total amount of outstandings (loans, acceptances, acceptances purchased, pre-export financings and other interest earning assets), net of (a) any written guarantees of principal or interest by domestic or other non-local third parties (other than the foreign government) and (b) the value of any tangible liquid collateral which may be netted against the outstandings, exceeds 1% of consolidated total assets. See Table 15 for analyses of 1996 activity for those countries where total net outstandings exceeded 1% of consolidated total assets at December 31, 1996.

At December 31, 1996, there were no net cross border outstandings that exceeded
 .75% but were less than 1% of consolidated total assets. At December 31, 1995, net cross border outstandings to Ecuador and El Salvador, aggregating $14.4 million and $13.6 million, respectively, exceeded .75% but were less than 1% of consolidated total assets. At December 31, 1994, the cross border outstandings to Peru, Ecuador and Bolivia, aggregating $13.2 million, $12.9 million and $11.0 million, respectively, exceeded .75% but were less than 1% of consolidated total assets.

In December 1994, the Mexican government devalued the peso, resulting in substantial economic uncertainty and volatility which continued into 1995. The devaluation of the Mexican peso also created or added to economic uncertainties in other Latin American countries. Declining confidence in local banking systems led to a shift in deposits out of some of these countries and from smaller banks to larger banks within these countries. The impact was especially significant in Argentina, where total bank deposits declined during the first half of 1995, leading to the cessation of operations by some banks. These events have affected banks which were or continue to be customers of the Bank, resulting in an increase in charge offs and non-accrual loans related to Argentine borrowers. Further deterioration in the repayment capacity of Argentine borrowers or borrowers located in other Latin American countries could result in additional non-accrual loans, charge offs or additions to the allowance for loan losses in amounts not determinable at this time. See "Allowance for Loan Losses" below for additional discussion regarding the adequacy of the allowance.

Restructured Foreign Assets
---------------------------

The Company did not enter into any restructuring arrangements involving foreign loans in 1996. At December 31, 1996, the Company was not involved in any discussions regarding the restructuring of foreign loans and had no commitments to extend additional credit under restructuring arrangements completed in prior years. See Table 12 for the remaining balance of restructured assets.

Allocated Transfer Risk Reserve (ATRR)
--------------------------------------

The Comptroller of the Currency, Board of Governors of the Federal Reserve System and Federal Deposit Insurance Corporation have jointly issued rules requiring banking institutions to establish special reserves (the Allocated Transfer Risk Reserves, or

"ATRR") against the risks presented in certain international assets when the Federal banking agencies determine that such reserves are necessary. The rules provide that, for regulatory purposes, the ATRR is to be accounted for separately from the general allowances for loan losses and shall not be included in the banking institution's capital or surplus. The rules also provide that no ATRR provisions are required if the banking institution writes down the assets to the requisite amount, or if there exists tangible, liquid collateral located outside of the debtor country. At December 31, 1996 the Company had no asset which required ATRR.

Notwithstanding regulatory requirements to record ATRR, management assesses the ultimate collectibility of foreign assets and, when deemed appropriately, may record additional reserves or charge off assets in excess of ATRR requirements.

Set forth on Table 13 is a summary of foreign outstandings by type and geographic distribution.

                                    TABLE 13
                             FOREIGN OUTSTANDINGS
                           (In Thousands of Dollars)


                                                   December 31,
                                     ----------------------------------------
By type (1)(2):                        1996             1995          1994
                                     --------        --------      ----------
Performing trade credits             $141,620        $124,501      $  111,150
Other performing loans                  3,767           1,050           3,832
Non-accrual loans                          96           2,072             334
                                     --------        --------      ----------
   Total loans                        145,483         127,623         115,316

Debt securities                         7,618           7,162           6,569
Customers liability on
   acceptances                         28,284          29,643          28,082
Other assets                            2,576           1,991           1,677
                                     --------        --------      ----------

   Total (3)                         $183,961        $166,419      $  151,644
                                     ========        ========      ==========

Geographic distribution (1)(2):

Latin America and
  Caribbean                          $179,796        $160,717      $  146,767
Middle East                             4,099           4,152           4,164
Other regions                              66           1,550             713
                                     --------        --------      ----------

    Total (3)                        $183,961        $166,419      $  151,644
                                     ========        ========      ==========


-----------------------

(1) All amounts are prior to any reduction for written guarantees by domestic or non-local third parties, or tangible liquid collateral which may be netted against the outstandings.

(2) All foreign outstandings are denominated in U.S. dollars, except for certain other assets amounting to $101.5 thousand, $92.7 thousand and $92.1 thousand at December 31, 1996, 1995 and 1994, respectively.

(3) Amounts exclude $1.3 million, $1.4 million and $300 thousand of allowance for foreign loan losses.

                                    TABLE 14

               FOREIGN OUTSTANDINGS IN EXCESS OF 1% OF ASSETS

                           (In Thousands of Dollars)


                                          Debt                                 Aggregate         Cash           Net
                            Loans(1)   Securities     Acceptances(1)  Other   Outstandings    Collateral    Outstandings
                          ---------   -------------  -------------  --------  ------------    ----------   --------------
At December 31, 1996:
   Argentina               $12,345     $   2,139      $    6,153     $  227      $20,864      $    (621)    $  20,243
   Brazil                   18,699            --           4,531        268       23,498           (345)       23,153
   Guatemala                15,347            --           3,044        175       18,566           (934)       17,632
   Peru                     34,652            --             818        891       36,361         (7,234)       29,127

At December 31, 1995:
   Argentina                11,762         1,866           3,192        201       17,021           (671)       16,350
   Brazil                   17,422            --           5,860        276       23,558           (371)       23,187
   Guatemala                18,827            --           2,211        251       21,289         (3,175)       18,114
   Peru                     18,242            --           1,474         82       19,798         (1,288)       18,510

At December 31, 1994:
   Argentina                10,301         1,477           5,243        147       17,168         (1,039)       16,129
   Brazil                   16,910            --           2,312        205       19,427           (628)       18,799
   Mexico                   12,865         1,067             950        143       15,025           (883)       14,142



---------------------------

(1) Loans and Acceptances are primarily composed of short-term trade related balances outstanding to banks and other financial institutions.

                                    TABLE 15
                       CHANGES IN OUTSTANDINGS OF SELECTED
                                FOREIGN COUNTRIES
                            (In Thousands of Dollars)


                                 Argentina    Brazil    Guatemala     Peru
                                 ---------    ------    ---------     ----
Aggregate outstandings,
 January 1, 1996                 $ 17,021   $ 23,558    $ 21,289    $ 19,798

Net change in short-term
 outstandings                       3,523       (160)     (2,723)     16,416

Changes in other outstandings:
 Additional outstandings               46        220        --           794
 Interest income accrued                1          5        --            29
 Collections of principal            --         (120)       --          (649)
 Collections of interest             --           (5)       --           (27)
 Other changes                        273       --          --          --
                                 --------   --------    --------    --------

Aggregate outstandings,
 December 31, 1996               $ 20,864   $ 23,498    $ 18,566    $ 36,361
                                 ========   ========    ========    ========
Short-term outstandings,
 December 31, 1996               $ 18,679   $ 23,398    $ 18,566    $ 35,944
                                 ========   ========    ========    ========

                          ALLOWANCE FOR LOAN LOSSES

Management assesses the adequacy of the allowance for loan losses at least quarterly and takes appropriate action to maintain the allowance at a level deemed adequate to absorb potential loan losses in the portfolio. In completing its assessment, management considers a variety of factors, including specific assessment of certain identified problem loans, loss history of classified (as to credit risk) loans, loss history of loans not classified (by portfolio type), economic trends and other factors which may be relevant. The Company maintains a loan review staff, independent of the credit issuing function, which conducts continuous reviews of the various loan portfolios to arrive at credit risk classifications. Loans are charged off when a loss is deemed probable. Additions to the allowance are made by provisions charged against current operations. Recoveries of loans previously charged off are also added to the allowance.

The allowance for loan losses totaled $9.3 million and $11.8 million at December 31, 1996 and 1995, respectively, representing 1.1% and 1.6% of outstanding loans at December 31, 1996 and 1995, respectively. The ratio of the allowance for loan losses to non-accrual loans was 173% at December 31, 1996 compared to 200% at December 31, 1995. The ratio of the allowance to total non-performing loans (non-accrual loans and loans past due 90 days or more) was 165% and 168% at December 31, 1996 and 1995, respectively. The decrease in these ratios reflects the charge off of foreign loans in the second quarter. While the above mentioned ratios have declined, the Company considers the allowance for loan losses to be adequate to absorb potential losses in the portfolio. At December 31, 1996 the total allowance included $1.3 million allocated for foreign loans, $7.4 million allocated for domestic exposure and $633,000 which was unallocated. At December 31, 1995, the foreign allocation was $1.4 million, domestic was $9.9 million and $489,000 was unallocated.

The allowance allocated for foreign loans remained relatively unchanged and reflects management's assessment of the credit quality of the current portfolio. Based on an assessment of the information currently available, management believes the allowance allocated for foreign loans at December 31, 1996 to be adequate. It is possible, however, that future deterioration in the repayment capacity of foreign borrowers could result in additional non-performing loans and additions to the allowance for loan losses in amounts not determinable at this time.

The allowance allocated for domestic loans decreased as a result of management's evaluation of potential problem loans in the commercial and real estate mortgage portfolio at December 31, 1996.

During 1996, domestic loan charge offs generally increased compared to 1995 primarily as a result of increases in consumer loan charge offs. The Company's consumer lending activities primarily involve installment loans and lines of credit. The increase in consumer loan charge offs is generally reflective of the increase in the consumer loan portfolio and a nationwide increase in defaults on consumer debt.

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

In the first quarter of 1995, the Company received bonds issued by the government of Ecuador in connection with a restructuring of that country's foreign debt. These bonds had a face value of $6.6 million and were received in exchange for $3.9 million in loans (plus several years past due interest), $3.5 million of which was previously charged off. All of these bonds were sold during the first and second quarters of 1995. Proceeds in excess of the remaining loan balance were recorded as loan recoveries at the time of receipt. The Company has not conducted non-trade foreign lending of the type which gave rise to these loans since the 1980s and currently has no plans to do so. At December 31, 1996, the Company had no restructured or non-performing non-trade foreign loans.

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

Set forth on Table 16 is a five year history of activity in the allowance for loan losses and set forth on Table 17 is a five year history of activity of the portion of the allowance allocated for foreign loan exposure. Table 18 presents a five year summary of management's allocation of the allowance at each year end. Except for specific reserves which may be required from time to time by banking regulations (the Company had no such requirement at December 31, 1996), management views the entire allowance for loan losses as being available to absorb losses inherent in any component of the portfolio. The allocation of the allowance shown on Table 18 is completed by management for analytical purposes and is not necessarily indicative of future charge offs.

                                       TABLE 16
                            SUMMARY OF LOAN LOSS EXPERIENCE
                           (All Dollar Amounts in Thousands)

                                               YEAR ENDED DECEMBER 31,
                              -------------------------------------------------
                                  1996      1995     1994      1993       1992
                                  ----      ----     ----      ----       ----
Allowance for loan
 losses at beginning
 of period                    $  11,789  $  9,210  $ 18,423  $ 15,243  $ 17,239
                              ---------  --------  --------  --------  --------
Loans charged off:
 Commercial and financial        (1,968)   (1,227)   (2,949)   (2,938)   (4,839)
 Foreign                         (3,391)     (743)   (6,893)   (1,389)       --
 Real estate - construction          --        --        --      (796)   (4,571)
 Real estate - mortgage              --       (17)   (3,470)     (439)     (272)
 Consumer                        (3,354)   (2,177)   (2,135)   (1,673)   (1,801)
                              ---------  --------  --------  --------  --------
   Total loans charged off       (8,713)  ( 4,164)  (15,447)   (7,235)  (11,483)
                              ---------  --------  --------  --------  --------
Recoveries on loans
 previously charged off:
  Commercial and financial          295     1,081       334       669       426
  Foreign                            --     1,632     1,523        28         2
  Real estate - mortgage             43        27       138         6        33
  Consumer                          644       403       714       212       126
                              ---------  --------  --------  --------  --------
    Total recoveries                982     3,143     2,709       915       587
                              ---------  --------  --------  --------  --------
    Net loans charged off        (7,731)   (1,021)  (12,738)   (6,320)  (10,896)
                              ---------  --------  --------  --------  --------
Additions to allowance
 charged to operating
 expense                          5,275     3,600     3,525     9,500     8,900
                              ---------  --------  --------  --------  --------
Allowance for loan
 losses at end of period      $   9,333  $ 11,789  $  9,210  $ 18,423  $ 15,243
                              =========  ========  ========  ========  ========

Average amount of
 loans outstanding
 for the year                 $ 757,843  $681,760  $592,023  $583,415  $570,803
                              =========  ========  ========  ========  ========
Ratio of net loans
 charged off to average
 loans outstanding for
 the period (1)                   1.02%      .15%     2.15%     1.08%     1.91%
                              =========  ========  ========  ========  ========

---------------------
(1) Before deduction of allowance for loan losses.

                                       TABLE 17
                     ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES
                             ALLOCATED TO FOREIGN LOANS
                           (All Dollar Amounts in Thousands)


                                              Year Ended December 31,
                                --------------------------------------------------
                                  1996       1995       1994       1993      1992
                                  ----       ----       ----       ----      ----
Balance, beginning
  of year                       $ 1,400    $   300    $ 8,000    $ 7,000   $ 6,300
Provision (credit)
  for loan losses                 3,291        211     (2,330)     2,361       700
Charge offs                      (3,391)      (743)    (6,893)    (1,389)       --
Recoveries                           --      1,632      1,523         28        --
                                -------    -------    -------    -------   -------
Balance, end of year             $1,300    $ 1,400    $   300    $ 8,000   $ 7,000
                                =======    =======    =======    =======   =======


                                    TABLE 18

                  ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
                           (In Thousands of Dollars)



                                         Amount                      Percentage of loans to total loans
                                       December 31,                              December 31,
                          ---------------------------------------    ----------------------------------
                          1996     1995     1994    1993    1992     1996   1995   1994   1993   1992
                          ----     ----     ----    ----    ----     ----   ----   ----   ----   ----
Balance Applicable to:

Domestic:

  Commercial and
   industrial           $ 3,300  $ 4,700  $ 3,500 $ 5,700 $ 2,700      27%   28%    25%    28%   26%
  Foreign                 1,300    1,400      300   8,000   7,000      18%   18%    18%    15%   24%
  Real estate
   construction             300      400      300     400   2,600      15%   12%    11%    12%   15%
  Real estate mortgage    1,000    2,100    1,500   1,600   1,500      18%   20%    22%    24%   20%
  Consumer                2,800    2,700    2,600   1,900   1,060      22%   22%    24%    21%   15%


  Unallocated               633      489    1,010     823     383     N/A   N/A    N/A    N/A   N/A
                        -------  -------  ------- ------- -------     ---   ---    ---    ---   ---
                        $ 9,333  $11,789  $ 9,210 $18,423 $15,243     100%  100%   100%   100%  100%
                        =======  =======  ======= ======= =======     ===   ===    ===    ===   ===

                    ALLOWANCE FOR CREDIT LOSSES - CAPITAL FACTORS


The allowance for credit losses at Capital Factors is maintained at a level deemed adequate by management to absorb losses in the portfolio after evaluating the portfolio, current economic conditions, changes in the nature and volume of the portfolio, past loss experience and other pertinent factors. Many of these criteria involve a significant degree of estimation and are subject to rapid change which may be unforeseen by management. Changes in these criteria could result in material adjustments to the allowance in the near term.

The nature and composition of the accounts receivable portfolio lends itself to statistical analysis by management in assessing the adequacy of the allowance and provision for credit losses. Such statistical analysis is supplemented by specific assessment of identified problem or potential problem risks and consideration of known trends which may affect collectibility of receivables.

The accounts receivable portfolio turns over approximately seven times each year. Due to stringent charge off policies, and the frequency of this turnover, actual losses are believed to bear a direct relationship to the volume of accounts receivable purchased.

Set forth on Table 19 is a five year summary of key statistics used by management in evaluating the adequacy of the allowance and provision for credit losses. Set forth on Table 20 is a five year history of activity in the allowance for credit losses.


                                    TABLE 19
                       SUMMARY OF SELECTED ASSET QUALITY
                           STATISTICS OF CAPITAL FACTORS
                 (Dollar Amounts in Thousands, except as indicated)


                                      As of and for the year ended December 31,
                                --------------------------------------------------------
                                 1996       1995        1994        1993        1992
                                 ----       ----        ----        ----        ----
Accounts receivable turnover
 in days                             52          53          53          52          54
Provision for credit
 losses                         $ 3,750     $ 2,235     $ 2,235     $ 2,645    $  3,150
Charge offs                     $ 4,403     $ 1,625     $ 3,148     $ 3,385    $  3,476
Allowance as a % of
 accounts receivable                .66%        .92%        .71%        .97%       1.21%
Accounts receivable purchased
 (for the year ended in
  millions of dollars) (1)      $ 2,651     $ 2,001     $ 1,537     $ 1,327    $  1,058

Charge offs as a % of accounts
 receivable purchased (1)          0.17%       0.09%       0.21%       0.26%       0.33%

Provision for credit losses as
 a % of accounts receivable
 purchased (1)                     0.14%       0.11%       0.15%       0.20%       0.30%

----------------------

(1) Accounts receivable purchased for 1995 and 1994 include certain receivables which are collateral for those asset-based loans for which Capital Factors provides factoring-type services.

                                     TABLE 20
                         ANALYSIS OF ALLOWANCE FOR CREDIT
                             LOSSES - CAPITAL FACTORS
                             (In Thousands of Dollars)

                                                 Year Ended December 31,
                                ----------------------------------------------------------
                                  1996         1995        1994        1993        1992
                                --------     --------    --------    --------    ---------
Beginning balance               $  2,981     $  1,774    $  2,157    $  2,175    $  2,189
Provision for credit losses        3,750        2,235       2,235       2,645       3,150
Charge offs                       (4,403)      (1,625)     (3,148)     (3,385)     (3,476)
Recoveries                           566          597         530         722         312
Allowance acquired
 in purchase of subsidiary           100           --          --          --          --
                                --------     --------    --------     --------   --------

Ending balance                  $  2,994     $  2,981    $  1,774    $  2,157    $  2,175
                                ========     ========    ========    ========    ========


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Capital Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CONDITION

                                                                  December 31,
                                                       ------------------------------
                                                             1996               1995
                                                       ------------------------------
                                                          (In Thousands of Dollars)
Assets:
  Cash and due from banks                              $    128,359      $    138,903
  Federal funds sold                                         52,900            75,000
                                                       ------------      ------------
      Cash and cash equivalents                             181,259           213,903
                                                       ------------      ------------
  Securities held to maturity
   (Market value 1996 - $31,647;
     1995 - $24,173)                                         31,425            23,496
  Securities available for sale, at market value            187,061           217,008
                                                       ------------      ------------
      Total securities                                      218,486           240,504
                                                       ------------      ------------

  Loans                                                     830,330           727,916
   Allowance for loan losses                                 (9,333)          (11,789)
   Deferred fees and unearned income                         (2,964)           (2,636)
                                                       ------------      ------------
      Loans, net                                            818,033           713,491
                                                       ------------      ------------
  Accounts receivable-factoring subsidiary, net             449,528           316,506
  Premises and equipment, net                                29,171            33,558
  Due from customers on acceptances                          29,900            32,413
  Other real estate                                           3,632             6,837
  Accrued interest and other assets                          32,889            32,503
                                                       ------------      ------------
      Total assets                                     $  1,762,898      $  1,589,715
                                                       ============      ============
Liabilities, minority interest and
 stockholders' equity:
  Deposits:
    Non-interest bearing deposits                      $    315,800      $    336,202
    Savings and money market deposits                       302,651           283,893
    Time deposits                                           478,374           418,660
                                                       ------------      ------------
      Total deposits                                      1,096,825         1,038,755
                                                       ------------      ------------
  Funds purchased and securities
    sold under agreements to repurchase                      79,905            86,133
  Bank acceptances outstanding                               29,900            32,413
  Due to clients-factoring subsidiary                       191,489           128,578
  Long-term debt                                            202,220           176,650
  Other liabilities                                          15,207            13,461
                                                       ------------      ------------
      Total liabilities                                   1,615,546         1,475,990
                                                       ------------      ------------
  Minority interest in consolidated subsidiary               11,610                --
                                                       ------------      ------------
  Stockholders' equity:
    Common stock, $1 par value
     Authorized - 20,000,000 shares
     Issued and outstanding - 7,533,726 in 1996;
       7,453,080 in 1995                                      7,534             7,453
    Capital surplus                                          13,219             8,151
    Retained earnings                                       115,827            98,119
    Net unrealized (loss) gain on
      securities available for sale, net of
      related income taxes                                     (838)                2
                                                       ------------      ------------
      Total stockholders' equity                            135,742           113,725
                                                       ------------      ------------
      Total liabilities, minority interest and
       stockholders' equity                            $  1,762,898       $ 1,589,715
                                                       ============      ============


See accompanying notes to consolidated financial statements.

Capital Bancorp and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

                                                       Year Ended December 31,
                                                 -----------------------------------
                                                     1996          1995       1994
                                                 -----------------------------------
                                                   (In Thousands of Dollars Except
                                                             Per Share Data)
Interest income:
  Loans                                           $ 71,020     $ 68,360     $ 52,634
  Advances-factoring clients                        29,455       23,803       16,747
  Securities                                        14,897       13,327       11,980
  Federal funds sold                                 3,809        2,924        3,046
  Other                                                714          917          156
                                                  --------     --------     --------
   Total interest income                           119,895      109,331       84,563
                                                  --------     --------     --------
Interest expense:
  Savings and money market deposits                  7,022        7,046        6,845
  Time deposits                                     24,225       19,026       10,656
  Short-term borrowings                              3,836        4,504        3,980
  Long-term debt                                    14,509       11,176        3,633
                                                  --------     --------     --------
      Total interest expense                        49,592       41,752       25,114
                                                  --------     --------     --------
  Net interest income                               70,303       67,579       59,449
  Provision for loan losses                          5,275        3,600        3,525
  Provision for doubtful
    accounts-factoring subsidiary                    3,750        2,235        2,235
                                                  --------     --------     --------
  Net interest income after
    provisions                                      61,278       61,744       53,689
                                                  --------     --------     --------
Other income:
  Factoring revenues                                30,396       23,114       19,977
  Service charges on deposits                       13,121       12,609       11,757
  Fees on letters of credit                          4,114        4,237        3,961
  Securities gains, net                                 18           12        1,213
  Other operating income                             5,509        6,134        5,040
                                                  --------     --------     --------
      Total other income                            53,158       46,106       41,948
                                                  --------     --------     --------
Other expenses:
  Salaries and employee benefits                    41,756       37,964       36,641
  Occupancy expense, net                             7,868        7,424        7,548
  Other operating expenses, net                     29,798       34,900       30,270
                                                  --------     --------     --------
      Total other expenses                          79,422       80,288       74,459
                                                  --------     --------     --------
Minority interest in net income
  of consolidated subsidiary                         1,146           --           --
                                                  --------     --------     --------
  Income before income taxes                        33,868       27,562       21,178
  Provision for income taxes                        13,664       10,461        7,974
                                                  --------     --------     --------
      Net Income                                  $ 20,204     $ 17,101     $ 13,204
                                                  ========     ========     ========
Earnings per common and common
 equivalent share:
  Primary                                         $   2.50     $   2.25     $   1.83
                                                  ========     ========     ========
  Fully diluted                                   $   2.50     $   2.20     $   1.80
                                                  ========     ========     ========
Cash dividends declared
  per share of common stock                       $    .33     $    .33     $    .33
                                                  ========     ========     ========

See accompanying notes to consolidated financial statements.

Capital Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                        Net Unrealized
                                                                        Gain (Loss) on
                                                                           Securities
                               Common   Capital    Retained   Treasury   Available for
                               Stock    Surplus    Earnings     Stock        Sale
                              --------------------------------------------------------
                                          (In Thousands of Dollars)
                              --------------------------------------------------------
Balance, January 1, 1994      $ 4,687     $ 6,818   $ 72,572    $(1,440)      $ 2,036

Net income                         --          --     13,204         --            --
Cash dividends
 declared ($.33 per share)         --          --     (2,331)        --            --
Proceeds from exercise of
 common stock options             134       1,398         --         --            --
Net change in unrealized gain
 on securities available for
 sale, net of related income
 taxes                             --          --         --         --        (5,715)
                              -------     -------   --------    -------       --------

Balance, December 31, 1994      4,821       8,216     83,445     (1,440)       (3,679)

Net income                         --          --     17,101         --            --
Cash dividends declared
 ($.33 per share)                  --          --     (2,427)        --            --
Effect of 3 for 2 stock
 split                          2,429      (2,429)        --         --            --
Redemption of fractional
 shares                            --          (2)        --         --            --
Proceeds from exercise
 of common stock options          203       1,694         --         --            --
Proceeds for sale of
 treasury stock                    --         672         --      1,440            --
Net change in unrealized loss
 on securities available for
 sale, net of related income
 taxes                             --          --         --         --         3,681
                              -------     -------   --------    -------       --------

Balance, December 31, 1995      7,453       8,151     98,119         --             2

Net income                         --          --     20,204         --            --
Cash dividends declared
 ($.33 per share)                  --          --     (2,496)        --            --
Proceeds from exercise of
 common stock options              86         595         --         --            --
Repurchase and
 cancellation of common stock      (5)        (43)        --         --            --
Net change in unrealized gain
 on securities available for
 sale, net of related income
 taxes                             --          --         --         --          (840)
Gain from issuance of
 subsidiary's Common Stock         --       4,516         --         --            --
                              -------     -------   --------    -------       --------

Balance, December 31, 1996    $ 7,534     $13,219   $115,827    $    --       $  (838)
                              =======     =======   ========    =======       ========

See accompanying notes to consolidated financial statements.

Capital Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Year Ended December 31,
                                     ----------------------------------------
                                          1996           1995           1994
                                     ----------------------------------------
                                               (In Thousands of Dollars)
Cash flows from operating activities:
  Net income                          $    20,204    $    17,101   $   13,204
  Adjustments to reconcile net
   income to net cash provided
    by operating activities:
  Provision for loan losses                 5,275          3,600        3,525
  Provision for doubtful
   accounts-factoring subsidiary            3,750          2,235        2,235
  Net (gain) loss on other real estate       (416)         2,046        1,848
  Securities gains                            (19)           (12)      (1,213)
  Depreciation and amortization             4,882          4,173        3,756
  Loss (gain) on sale of premises and
   equipment, net                              17            (66)         123
  Increase in accrued interest
   and other assets                        (2,542)        (4,573)      (6,269)
  Increase in other liabilities             1,739              6        1,244
  Minority interest in net
   income of consolidated subsidiary        1,146             --           --
                                       ----------     ----------    ---------
    Net cash provided by operating
     activities                            34,036         24,510       18,453
                                       ----------     ----------    ---------

Cash flows from investing activities:
  Proceeds from sales of securities
   held to maturity                           215             --           --
  Proceeds from maturities of
   securities held to maturity              6,832         28,127       38,355
  Purchases of securities held to
   maturity                               (15,000)       (13,074)     (79,834)
  Proceeds from maturities of
   securities available for sale           94,246         47,577       19,687
  Proceeds from sales of securities
   available for sale                       3,846             --        6,159
  Purchases of securities available
   for sale                               (69,483)       (76,083)     (33,140)
  Net increase in loans                  (110,869)       (81,388)     (95,956)
  Increase in accounts receivable-
   factoring subsidiary (net of
   due to clients)                        (73,949)       (35,508)     (25,930)
  Proceeds from sales of premises
   and equipment                            3,236            171           48
  Purchase of premises and equipment       (3,704)        (5,612)     (12,068)
  Proceeds from sales of other
   real estate                              5,354          7,334        4,957
  Improvements to other real estate          (593)          (999)        (451)
                                       ----------     ----------    ---------
    Net cash used in
     investing activities                (159,869)      (129,455)    (178,173)
                                       ----------     ----------    ---------



                                     (Continued)

Capital Bancorp and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                     Year Ended December 31,
                                            ----------------------------------------
                                                  1996          1995          1994
                                            ----------------------------------------
                                                     (In Thousands of Dollars)
Cash flows from financing activities:
  Net increase (decrease) in deposits        $   58,070      $ 161,962    $ (39,055)
  Net (decrease) increase in
    funds purchased and securities
    sold under agreements to
    repurchase                                   (6,228)        (1,103)      42,670
  Repayment of debt-factoring
    subsidiary                                       --             --      (15,000)
  Proceeds from issuance of
    long-term debt                               25,900         50,000      122,434
  Repayment of long-term debt                      (330)          (330)        (625)
  Cash dividends                                 (2,489)        (2,400)      (2,313)
  Proceeds from stock
    options exercised                               681          1,897        1,532

  Repurchase of Common Stock                        (48)            --           --

  Net proceeds from public offering of
    subsidiary's Common Stock                    17,633             --           --
  Proceeds from sale of
    treasury stock                                   --          2,112           --
  Redemption of fractional shares                    --             (2)          --
                                             ----------      ---------    ---------
    Net cash provided by
    financing activities                         93,189        212,136      109,643
                                             ----------      ---------    ---------
Net (decrease) increase in cash
  and cash equivalents                          (32,644)       107,191      (50,077)

Cash and cash equivalents at
  beginning of year                             213,903        106,712      156,789
                                             ----------      ---------    ---------
 Cash and cash equivalents
  at end of year                             $  181,259      $ 213,903    $ 106,712
                                             ==========      =========    =========

Supplemental disclosures:

Cash paid during the year for:
Interest                                     $   49,610      $  40,584    $  24,798
                                             ==========      =========    =========

Income taxes                                 $   12,364      $  10,821    $  11,000
                                             ==========      =========    =========
Non-cash activities:
 Securities transferred
  from held to maturity to available
  for sale                                   $       50      $  52,841    $      --
                                             ==========      =========    =========
(Decrease) increase in market value
  of securities available for sale,
  net of applicable (benefit) taxes
  in 1996 - ($497), 1995 - $2,175,
  1994 - ($3,377)                            $     (840)     $   3,681    $  (5,715)
                                             ==========      =========    =========
Loans transferred to other
  asset categories                           $    1,140      $   1,104    $   3,040
                                             ==========      =========    =========
Loans recorded in connection
  with sales of other assets                 $       --      $     596    $     197
                                             ==========      =========    =========


See accompanying notes to consolidated financial statements.

Capital Bancorp and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Summary of Significant Accounting Policies:

Capital Bancorp (the "Parent Company") is a bank holding company which conducts operations principally through Capital Bank (the "Bank"), a wholly-owned subsidiary, and Capital Factors Holding, Inc., a majority-owned subsidiary of the Bank. The Bank operates a commercial banking franchise through 28 offices located in the South Florida area. Capital Factors Holding, Inc. and its subsidiaries ("Capital Factors") provides accounts receivable factoring and asset-based lending services through offices located in Ft. Lauderdale, Florida, New York, New York, Los Angeles, California and Charlotte, North Carolina.

During the third quarter of 1996, Capital Factors Holding, Inc. completed an initial public offering of 2,300,000 shares of its Common Stock at an offering price of $8.50 per share. Prior to this offering, all of the Common Stock was owned by the Bank. As a result of the offering, the Bank's ownership of Capital Factors Holding, Inc. was reduced to approximately 81% of the outstanding Common Stock.

The consolidated financial statements of Capital Bancorp and subsidiaries (the "Company") are prepared in conformity with generally accepted accounting principles and prevailing practices within the banking industry. The following are the significant accounting and reporting policies used in preparing the financial statements:

Basis of Presentation and Principles of Consolidation:

The consolidated financial statements include the accounts of the Parent Company, the Bank and its subsidiaries, Capital Factors and its subsidiaries, and Capital Factors Financing Trust, a special purpose trust. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Investment Securities:

The Company's securities holdings are segregated into three separate portfolios; held to maturity, available for sale and trading. At December 31, 1996 and 1995, the Company held no trading securities.

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

Securities which are neither classified as held to maturity nor trading securities are included in securities available for sale and are reported at fair value. Any unrealized gain or loss, net of applicable income taxes, is reported as a separate addition to or reduction from stockholders' equity. Gains and losses arising from the sale of securities available for sale are recognized based on the specific identification method and included in results of operations.

Loans:

Interest on loans is generally recognized based upon the principal amount outstanding. Loans are placed on non-accrual status and are considered impaired when management deems that collectibility of interest is doubtful. Generally, loans that are more than 90 days past due are placed on non-accrual status unless they are well secured and in the process of collection. Interest subsequently collected on loans which have been placed on non-accrual status is generally applied against principal. Loans are charged off when a loss is deemed probable.

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

The Company measures impairment of certain loans by comparing the recorded amount of the loan to the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the impaired loan exceeds the fair value of the loan, a valuation allowance is established as a component of the allowance for loan losses. Changes to the valuation allowance are recorded as a component of the provision for loan losses. In determining when a loan is impaired, management primarily considers current events and conditions, including the borrower's or guarantor's (if applicable) operating performance and capacity to repay the loan and realizable collateral values. The determination of impairment is done on a loan by loan basis, except for consumer loans, and involves significant judgement and estimation, and final outcomes may differ from such estimates. Small balance, homogenous loans, comprised primarily of the Company's consumer loans, are collectively evaluated for impairment.

Accounts Receivable-Factoring Subsidiary:

Interest income on advances to factoring clients is generally recorded as earned in accordance with the related agreements with clients. Advances are placed on non-accrual status and considered impaired when the advance balance and interest receivable exceed the estimated value of the underlying collateral or receivables. Factoring fees are recognized generally at the time of purchase of accounts receivable due to the nature of the relationship with the factoring client and the relatively short term nature of accounts receivable purchased.

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

Other Real Estate:

Other real estate owned is carried at the lower of cost or fair value less estimated costs to sell the asset. Any writedowns deemed necessary to adjust the asset to fair value less estimated costs to sell the asset are charged to the allowance for loan losses at the date of acquisition. Expenses incurred in connection with the maintenance and operation of such assets, writedowns subsequent to acquisition and gains and losses upon sale are included in current operations as a component of other operating expenses. Costs incurred for major improvements or costs which increase the value of these assets are capitalized. Determination of fair value of other real estate involves a significant degree of estimation and is subject to changes that may be unforeseen by management.

Retirement Plans and Other Postemployment Benefits:

Costs of defined benefit retirement plans are actuarially determined by the projected unit credit cost method. The plans provide for no past service credits.

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

Reclassification:

Certain amounts in prior periods have been reclassified to conform with 1996 presentations.

(2)  Restrictions on Cash and Due from Bank Accounts:

The Bank is required to maintain average balances in the form of vault cash or deposits with the Federal Reserve Bank of Atlanta pursuant to Federal Reserve Bank regulations. The average amount of these reserves for the years ended December 31, 1996 and December 31, 1995 was $37.3 million and $37.7 million, respectively.

CF Funding Corp., a wholly-owned subsidiary of Capital Factors, is required to maintain cash collateral accounts at Bankers Trust Company, the trustee, pursuant to the terms of certain debt instruments. Such cash collateral amounted to $6.6 million and $16.2 million at December 31, 1996 and December 31, 1995, respectively. See Note 10.

(3)  Securities:

The following tables present the amortized cost, gross unrealized gains, gross unrealized losses and estimated market value for each category of securities (000s omitted) in the held to maturity and available for sale portfolios:

Securities Held to Maturity:


                                             December 31, 1996
                               -------------------------------------------
                                              Gross        Gross
                                Amortized   Unrealized  Unrealized   Fair
                                  Cost        Gains       Losses     Value
                               ----------  ----------   ----------   ------
U.S. Treasury and
  government
  agency securities             $ 25,010    $    48      $   185    $ 24,873
Securities of states
  and political
  subdivisions                     2,206        359           --       2,565
Obligations of foreign
  government                       4,025         --           --       4,025
Other debt securities                184         --           --         184
                                --------    -------      -------    --------
    Total securities
     - held to
     maturity                   $ 31,425    $   407      $   185    $ 31,647
                                ========    =======      =======    ========


                                             December 31, 1995
                               -------------------------------------------
                                              Gross        Gross
                                Amortized   Unrealized  Unrealized   Fair
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
                                ========    =======      =======    ========

Securities Available for Sale:

                                             December 31, 1996
                               -------------------------------------------
                                              Gross        Gross
                                Amortized   Unrealized  Unrealized   Fair
                                  Cost        Gains       Losses     Value
                               ----------  ----------   ----------   ------
U.S. Treasury and
  government
  agency securities             $183,226   $  1,009     $    817   $ 183,418
Obligations of U.S.
  corporations                        --         --           --          --
Obligations of
  foreign
  governments                      5,118         --        1,525       3,593
                                --------   --------     --------   ---------

     Total debt securities       188,344      1,009        2,342     187,011
Equity securities                     50         --           --          50
                                --------   --------     --------   ---------

Total securities -
  available
  for sale                      $188,394   $  1,009     $  2,342   $ 187,061
                                ========   ========     ========   =========


                                             December 31, 1995
                               -------------------------------------------
                                              Gross        Gross
                                Amortized   Unrealized  Unrealized   Fair
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
                                ========   ========     ========   =========

The following table presents the amortized cost and fair value for debt securities in each maturity category (000s omitted) in the held to maturity and available for sale portfolios. For purposes of this disclosure, debt securities which do not have a single maturity date have been included according to their final maturity date.


                                              December 31, 1996
                                          ----------------------------
                                          Amortized Cost   Fair Value
                                          --------------  ------------
Debt securities held to maturity:

One year or less                             $    100        $    102

One to five years                              18,981          18,944

Five to ten years                              11,695          11,878

Over ten years                                    649             723
                                             --------        --------
Total debt securities -
  held to maturity                           $ 31,425        $ 31,647
                                             ========        ========


                                              December 31, 1996
                                          ----------------------------
                                          Amortized Cost   Fair Value
                                          --------------  ------------
Debt securities available for sale:

One year or less                             $ 23,067        $ 23,114

One to five years                             101,019         100,903

Five to ten years                              38,105          37,988

More than ten years                            26,153          25,006
                                             --------        --------

Total debt securities -
  available for sale                         $188,344        $187,011
                                             ========        ========

Sales of debt securities resulted in proceeds, gross realized gains and gross realized losses as follows (000s omitted):

                                      Year Ended December 31,
                                     -------------------------

                                      1996      1995     1994
                                      ----      ----     ----
Proceeds from sales
  of debt securities                 $  215    $   --   $6,159
                                     ======    ======   ======

Gross realized gains                 $   15    $   --   $1,213
                                     ======    ======   ======

During 1996 the Company sold one municipal bond that was classified as held to maturity and realized a gain of $15,000. The Company sold this bond, representing the only security issued by this municipality held by the Company, due to recent and significant deterioration in the municipality's financial condition.

The Company did not own investment securities of any issuer, except U.S. Treasury and government agency obligations, for which the aggregate book value exceeded 10% of stockholders' equity at December 31, 1996 or 1995. Securities pledged to secure public funds on deposit or sold under agreements to repurchase amounted to approximately $116.7 million and $134.7 million at December 31, 1996 and 1995, respectively.

Interest income on securities include $206,000, $232,000 and $293,000 of interest income on tax-exempt securities for the years ended December 31, 1996, 1995 and 1994, respectively.

4)  Loans:

Major classifications of loans are as follows (000s omitted):

                                            December 31,
                                      -----------------------
                                        1996           1995
                                      -----------------------
Commercial and industrial             $222,809       $207,357
Foreign                                145,483        127,623
Real estate:
  Construction                         122,656         84,402
  Mortgage                             152,469        147,082
Consumer                               183,396        158,698
Other                                    3,517          2,754
                                      --------       --------
  Total                               $830,330       $727,916
                                      ========       ========


At December 31, 1996 and 1995 there were approximately $5.4 million and $5.9 million, respectively, in loans categorized as non-accrual, which included certain loans considered impaired. Interest income that would have been recorded under the original terms of these loans had they not been on non-accrual status was $404,000 and $372,000 for 1996 and 1995, respectively. Interest income that was recorded on these loans during 1996 and 1995 amounted to $293,000 and $248,000, respectively.

At December 31, 1996 and 1995, the recorded investment in certain loans that was considered impaired under SFAS No. 114 was $4.9 million and $5.9 million, respectively. Measurement for impairment of $4.3 million and $3.5 million of these loans was based on the estimated value of collateral at December 31, 1996 and 1995, respectively, and the remainder was measured based on the present value of projected cash flows. At December 31, 1996 and 1995, these loans required a SFAS No. 114 reserve for possible credit losses of $1.3 million and $2.2 million, respectively, which is included within the overall allowance for loan losses. The average recorded investment in impaired loans during the years ended December 31, 1996 and 1995, was $5.6 million and $5.7 million, respectively. For the years ended December 31, 1996 and 1995, the Company recognized interest income on these loans of $54,000 and $100,000, respectively.

Included in real estate construction loans at December 31, 1996 and 1995 are $11.9 million and $17.4 million, respectively, of tax-exempt loans, which are also considered industrial development bonds and are subject to the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Based upon the guidelines of SFAS No. 115 and management's analysis, these loans are classified as held to maturity and reported at historical cost. Included in interest income on loans are amounts exempt from Federal income taxes totaling, $1,524,000, $2,062,000 and $2,747,000 for years ended December 31, 1996, 1995 and 1994, respectively.

The majority of the Bank's domestic lending activities are conducted with customers located in the South Florida region. Commercial loans are primarily extended to small and mid-sized corporate borrowers in service and manufacturing related industries. Mortgage loans are primarily non-residential and are generally made for terms not exceeding five to seven years. In addition to the real estate construction and mortgage loans above, the Bank had outstanding consumer loans secured by real estate amounting to $9.1 million and $9.3 million at December 31, 1996 and 1995, respectively.

(5)  Allowance for Loan Losses:

Changes in the allowance for loan losses are as follows (000s omitted):

                                      Year Ended December 31,
                                 -------------------------------
                                   1996        1995        1994
                                 -------------------------------
Balance, beginning of year       $11,789     $ 9,210     $18,423
Provision for loan losses          5,275       3,600       3,525
Loans charged off                 (8,713)     (4,164)    (15,447)
Recoveries                           982       3,143       2,709
                                 -------     -------     -------
Balance, end of year             $ 9,333     $11,789     $ 9,210
                                 =======     =======     =======

(6)  Accounts Receivable-Factoring Subsidiary:

Accounts receivable-factoring subsidiary are summarized as follows (000s omitted):

                                               December 31,
                                      -----------------------------
                                         1996                1995
                                      -----------------------------
  Accounts receivable                  $454,958            $322,891
  Reserve for discounts                  (2,436)             (3,404)
  Allowance for doubtful accounts        (2,994)             (2,981)
                                       --------            --------
  Accounts receivable, net             $449,528            $316,506
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

Included in accounts receivable at December 31, 1996 and 1995, respectively, were $157.2 million and $81.2 million purchased with recourse to the clients.

Advances made to clients prior to the contractual payment date for accounts receivable purchased, net of client interest bearing credit balances, amounted to $263.5 million and $194.2 million at December 31, 1996 and 1995, respectively. Advances categorized as non-accrual, all of which were considered impaired, amounted to $660,000 at December 31, 1996 and $2.2 million at December 31, 1995.

Changes in the allowance for doubtful accounts relating to accounts receivable-factoring subsidiary are as follows (000s omitted):

                                             Year Ended December 31,
                                      -------------------------------
                                        1996         1995        1994
                                      -------------------------------
  Balance, beginning of year          $ 2,981      $ 1,774     $ 2,157
  Provision for doubtful accounts       3,750        2,235       2,235
  Accounts receivable charged off      (4,403)      (1,625)     (3,148)
  Recoveries                              566          597         530
  Allowance acquired in purchase
   of subsidiary                          100           --          --
                                      -------      -------     -------
  Balance, end of year                $ 2,994      $ 2,981     $ 1,774
                                      =======      =======     =======

(7)  Premises and Equipment:

Premises and equipment are as follows (000s omitted):

                                               December 31,
                                      ----------------------------
                                         1996                1995
                                      ----------------------------
Land and buildings                     $19,156             $24,675
Furniture and equipment                 26,091              24,123
Leasehold improvements                  12,084              11,982
                                       -------             -------
                                        57,331              60,780
Accumulated depreciation
  and amortization                     (28,160)            (27,222)
                                       -------             -------
Premises and equipment, net            $29,171             $33,558
                                       =======             =======

(8)  Deposits:

Time certificates of deposit in denominations of $100,000 or more totaled approximately $249 million or 23% of total deposits at December 31, 1996 compared to $168 million or 14% of total deposits at December 31, 1995.

(9)  Income Taxes:

The components of income tax expense are as follows (000s omitted):

                                         Year Ended December 31,
                                    ---------------------------------
                                      1996         1995        1994
                                    --------      -------     -------
  Current:
    Federal                         $ 10,922      $10,929     $ 5,420
    State and foreign                  1,293        1,525       1,759
                                     -------      -------     -------
     Total current                    12,215       12,454       7,179
                                     -------      -------     -------
  Deferred expense (credit):
    Federal                            1,298       (1,751)        697
    State                                151         (242)         98
                                     -------      -------     -------
     Total deferred                    1,449       (1,993)        795
                                     -------      -------     -------
  Total income tax expense           $13,664      $10,461     $ 7,974
                                     =======      =======     =======

The tax effects of temporary differences that result in deferred tax assets and deferred tax liabilities, which are included in accrued interest and other assets in the Company's consolidated statement of condition, are as follows (000s omitted):


                                                        December 31,
                                                  -----------------------
                                                    1996           1995
                                                  --------       --------
  Deferred tax assets:
    Excess of book allowance
     for loan losses over tax                     $ 4,716        $ 5,697
    Depreciation                                    1,059            991
    Other real estate loss provisions               1,023          1,710
    Loan fee income                                 1,000            866
    Unrealized loss on sale of securities
     available for sale                               495             --
    Pension costs                                     426            233
    Capital losses                                    339            339
    Other                                             535            823
                                                  -------        -------
    Gross deferred tax assets                       9,593         10,659
                                                  -------        -------
  Deferred tax liabilities:
    Gain from issuance of
     subsidiary's Common Stock                      2,660             --
    Accretion of municipal securities                 112             70
    Other                                             197            199
                                                  -------         ------
    Gross deferred tax liabilities                  2,969            269
                                                  -------        -------

    Valuation allowance                             1,132          1,286
                                                  -------        -------

      Net deferred tax assets                     $ 5,492        $ 9,104
                                                  =======        =======

The following is a reconciliation of the expected tax rate (statutory) to the actual tax rate (000s omitted):

                                          Year Ended December 31,
                            --------------------------------------------------
                                  1996            1995           1994
                            --------------------------------------------------
Tax at statutory rate       $11,854  35.0%   $9,647   35.0%   $7,412   35.0%
State taxes                     835   2.5       868    3.2     1,206    5.7
Tax-exempt interest            (605) (1.8)     (761)  (2.8)   (1,021)  (4.8)
Minority interest in net
 income of consolidated
 subsidiary                     401   1.2        --     --        --     --
Other                         1,179   3.4       707    2.6       377    1.8
                            --------------------------------------------------
    Total                   $13,664  40.3%  $10,461   38.0%   $7,974   37.7%
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

(10)  Long-Term Debt:

Components of long-term debt are as follows (000s omitted):

                                               December 31,
                                         -----------------------
                                           1996           1995
                                         --------       --------
Variable Rate Asset Backed
  Certificates Series 1994-1             $100,000       $100,000

Variable Rate Asset Backed
  Certificates Series 1994-2               25,000         25,000

Variable Rate Asset Backed
 Certificate Series 1995                   50,000         50,000

Other long-term debt                       27,220          1,650
                                         --------       --------

                                         $202,220       $176,650
                                         ========       ========



In June, 1994, December, 1994 and July, 1995, Capital Factors Financing Trust issued $100,000,000, $25,000,000 and $50,000,000, respectively, of Variable Rate
Asset Backed Certificates ("senior certificates") with maturity dates of December 1999, June 2000 and January 2001. The senior certificates bear an interest rate of LIBOR plus 1.25% before transaction costs (approximately 6.86% at December 31, 1996, excluding transaction costs of .40%). Interest is payable monthly. The senior certificates are secured by interest earning advances which totaled $233.5 million at December 31, 1996. Capital Factors, Inc. services and administers these advances and related receivables under an agreement entered into by and among Bankers Trust Company as Trustee, CF Funding Corp. and Capital Factors, Inc. The senior certificates may not be redeemed prior to maturity, and are subject to acceleration if certain collateral requirements are not maintained. Deferred issuance costs of $2.6 million are being amortized over the terms of the related series.

During the second quarter of 1996, Capital Factors established a $40 million revolving credit facility with an unaffiliated lender. Borrowings under this facility bear interest at LIBOR plus 2.15% (7.76% at December 31, 1996) and mature in March 1999. At December 31, 1996, $15.9 million was outstanding under this line. Under the revolving credit facility, Capital Factors has certain financial covenants and ratios, including those relating to its debt to net worth, profitability and net cash flows. Also during the second quarter, Capital Factors privately placed a $10.0 million subordinated note with an unaffiliated lender. The note bears interest at a fixed rate of 7.95% and matures in July 2001. The revolving credit facility and the subordinated note are included in other long-term debt in the above table.

Other long-term debt also includes an unsecured term loan amounting to $1,320,000 and $1,650,000 at December 31, 1996 and 1995, payable to an affiliate of a principal shareholder. Interest is charged at the prime rate, payable monthly. Principal payments in the amount of $330,000 are due annually until May 31, 2000.

(11) Stock Option Plan:

In 1992, the Company adopted a stock option plan (the "1992 Plan") to replace the previous plan which was adopted in 1982. No additional shares may be granted under the 1982 plan. Under the 1992 Plan, options for the purchase of a maximum of 2,203,503 shares, as adjusted for stock splits, may be granted to certain key employees and directors at not less than the fair market value of such shares on the date of grant. The timing of exercise and length of the option term is subject to approval by the option committee. Generally, options granted are immediately exercisable and terminate five years from date of grant. The plan also provides for the granting of stock appreciation rights, none of which are outstanding.

Stock option activity (adjusted for stock split) in the 1992 Plan and the predecessor plan is summarized as follows:

                                              Stock Options
-----------------------------------------------------------------------------------------
                              Available                   Option Price        Weighted
                              For Grant     Outstanding     Per Share       Average Price
                              ---------     -----------  --------------    ---------------
Balance, January 1, 1994      1,456,203     1,244,207    $ 6.17 - $13.20
Granted                        (486,225)      486,225     14.67 -  16.13
Exercised                          --        (201,285)     6.17 -  12.00
Canceled                           --         (77,378)     6.17 -  12.00
-----------------------------------------------------

Balance, December 31, 1994      969,978     1,451,769    $ 6.17 - $16.13
Granted                          (7,500)        7,500              14.67
Exercised                          --        (220,976)     6.17 -  14.67
Canceled                        118,204      (134,593)     6.17 -  16.13
-----------------------------------------------------

Balance, December 31, 1995    1,080,682     1,103,700    $ 6.40 - $16.13      $12.21
Granted                        (206,325)      206,325     31.00 -  34.10       31.10
Exercised                          --         (85,896)     6.40 -  14.67        7.93
Canceled                         21,745       (28,728)     6.40 -  31.00       12.87
-----------------------------------------------------

Balance, December 31, 1996      896,102     1,195,401    $ 6.40 - $34.10      $15.76
=====================================================

The weighted-average exercise price and the weighted-average remaining contractual life for options outstanding under the 1992 Plan and the predecessor plan at December 31, 1996 for the following range of exercise prices are as follows:

                                                           Weighted-Average
          Range               Number of          ---------------------------------
           of                  Options             Exercise          Remaining
     Exercise Price          Outstanding             Price        Contractual Life
     --------------          -----------          ----------      ----------------
     $ 6.40 - $ 6.40             22,500             $ 6.40             .1 years
       9.67 -  10.63            190,639               9.68             .9 years
      12.00 -  16.16            779,187              13.52            2.4 years
      31.00 -  34.10            203,075              31.10            4.1 years
                               --------
     $ 6.40 - $34.10          1,195,401             $15.76            2.4 years
                              =========

In 1996, Capital Factors adopted a stock option plan concurrent with its initial public offering (the "Capital Factors Plan"). Under the Capital Factors Plan, options for the purchase of a maximum of 800,000 shares may be granted to employees and directors. Options granted in 1996 vest 20% a year over five years expiring at the end of the tenth year, and were granted at the fair market value on the date of grant. At December 31, 1996, none were exercisable. The Capital Factors Plan also provides for the granting of stock appreciation rights, 372,500 of which are outstanding in tandem with options outstanding.

Stock option activity in the Capital Factors Plan is summarized as follows:

                                           Stock Options
                             ------------------------------------------
                             Available                       Weighted
                             For Grant     Outstanding    Average Price
                             ---------     -----------    -------------
Plan establishment              800,000            --
Granted                        (572,500)      572,500         $8.50

------------------------------------------------------
Balance, December 31, 1996      227,500       572,500         $8.50

======================================================


The weighted-average remaining contractual life for options outstanding at December 31, 1996 was 9.5 years.

The Company and Capital Factors will continue to measure compensation cost for stock based compensation as prescribed by the Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." However, SFAS No. 123, "Accounting for Stock Based Compensation" requires pro forma disclosures of net income and earnings per share as if the fair value method of accounting had been applied. The fair value of the options granted in 1996, under the Company's 1992 Plan, is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions: dividend yield of 1.08%, expected volatility of 30.58%, risk-free interest rate of 5.49% and expected option life of 2.9 years. The weighted-average fair value of options granted in 1996 for the Company was $7.76 per share. The fair value of the options granted in 1996, under the Capital Factors Plan, is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 30.00%, risk-free interest rate of 6.66% and expected option life of 5.0 years. The weighted-average fair value of options granted in 1996 for Capital Factors was $3.34 per share. Under the fair value method, compensation cost in 1996 would have been $1.6 million for options granted under the Company's 1992 Plan and $178,000 for options granted under the Capital Factors Plan. Compensation cost recorded in the 1996 financial statements under APB Opinion No. 25 amounted to $149,000 all of which related to the Capital Factors Plan. The after tax effect would have been to reduce the Company's net income in 1996 by $1.3 million. The following table presents the pro forma calculation of earnings per share for the year ended December 31, 1996:

Total common and common equivalent shares             8,096,279
                                                    ===========

Pro forma net income                                $18,886,000
                                                    ===========

Pro forma earnings per share                        $      2.33
                                                    ===========

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

The following items are components of the net periodic pension cost (000s omitted):

                                                   December 31,
                                         ---------------------------------
                                             1996         1995      1994
                                         ---------------------------------
Service cost-benefits earned
  during the year                         $    975      $   700    $  705
Interest cost-projected benefit
  obligation                                   689          526       370
Actual return on plan assets                  (858)      (1,403)     (103)

Net amortization and deferral                  407        1,384      (300)
                                          --------      -------    ------
   Net periodic pension cost              $  1,213      $ 1,207    $  672
                                          ========      =======    ======

The funded status of the plan is shown in the table below (000s omitted):

                                                    December 31,
                                         ------------------------------
                                             1996               1995
                                         ------------------------------
Actuarial present value of
 accumulated benefit obligation:

Vested                                   $     7,746         $   6,454
Nonvested                                        490               643
                                         -----------        ----------
   Total                                 $     8,236         $   7,097
                                         ===========         ==========

Plan assets at fair value                $     8,614         $   7,176

Projected benefit obligation for
  services rendered                          (10,865)           (8,635)
                                         -----------         ----------
Plan assets less than projected
  benefit obligation                          (2,251)           (1,459)

Unrecognized prior service cost                  284               407

Unrecognized net loss                            745               337
                                         -----------         ----------
Accrued pension cost                     $    (1,222)        $    (715)
                                         ===========         ==========

At December 31, 1996 and 1995, the Plan's assets consisted primarily of corporate obligations, equity securities, mutual funds, U.S. Government securities and other cash equivalents.

The assumed weighted average discount rate used in determining the actuarial present value of the projected benefit obligation was 7.25% and 7.00% in 1996 and 1995, respectively. The assumed expected long-term rate of return on assets was 8.50% in 1996 and 1995. The assumed rate of salary progression was 5.50% in 1996 and 1995.

The Company sponsored a supplemental retirement plan ("supplemental plan") for key executive officers from 1985 until 1994. The supplemental plan covered three participants, including the former chairman and chief executive officer and two individuals who were also executive officers and directors. In 1994, the remaining two participants, including the former chairman and chief executive officer, resigned from the Company and received lump sum payouts of approximately $2,066,000 and $259,000, respectively. The net periodic cost associated with the supplemental plan amounted to $1.4 million in 1994 and is included in salaries and employee benefits in the accompanying statements of income.

(13)  Related Party Transactions:

The Bank has granted loans to executive officers and directors of the Parent Company, the Bank and their affiliated entities. Related party loans are made on substantially the same terms as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than the normal risk of collectibility. The aggregate dollar amount of these loans was $10,827,000 and $8,951,000 at December 31, 1996 and 1995, respectively. During 1996, $22,936,000 of new loans were made and repayments totaled $21,060,000.

Included in long-term debt is a term loan with an aggregate outstanding principal balance of $1,320,000 and $1,650,000 at December 31, 1996 and 1995, respectively, payable to a lender affiliated with a stockholder of the Company.

The Bank leases real estate for several of its branches from the Chairman of the Board, members of his immediate family or lessors affiliated with these individuals. Rentals paid on these leases aggregated approximately $206,000, $199,000 and $406,000 for 1996, 1995 and 1994, respectively.

During 1994, the Bank purchased the building housing its operations center, a branch and other Bank offices from the former chairman and chief executive officer of the Company and a business associate. The purchase price of $4.5 million approximated the appraised value of the building.

(14)  Lines of Business:

The Company conducts commercial banking and factoring activities through its subsidiaries. See Table 9 in Item 7 hereof for certain information regarding these business segments. Also, set forth below is certain information regarding the Company's domestic and foreign activities.

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

A summary of the Company's domestic and foreign assets and liabilities at December 31, 1996 and 1995, and selected income data for the last three years follows (000s omitted):

                                                     December 31,
                                              ------------------------
                                                 1996          1995
                                              ------------------------
Domestic assets                               $1,580,237    $1,424,696
Foreign assets                                   182,661       165,019
                                              ----------    ----------
  Total                                       $1,762,898    $1,589,715
                                              ==========    ==========

Domestic liabilities                          $1,392,860    $1,276,114
Foreign liabilities                              222,686       199,876
                                              ----------    ----------
  Total                                       $1,615,546    $1,475,990
                                              ==========    ==========

                                             Year ended December 31,
                                      -----------------------------------
                                        1996           1995        1994
                                      -----------------------------------
Total foreign operating income        $14,032        $14,930      $12,107
                                      =======        =======      =======
Foreign income before income taxes    $ 1,263        $ 5,723      $ 5,782
                                      =======        =======      =======
Net foreign income                    $   808        $ 3,663      $ 3,700
                                      =======        =======      =======

The Company's foreign activities primarily involve customers throughout Central and South America but do not include any individual country or geographic area that is significant in relation to consolidated activities.

(15)  Regulatory Matters:

The Company and the Bank are subject to various regulatory capital requirements administered by banking regulators. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The regulatory capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

The Company's and the Bank's actual capital amounts and ratios are presented in the table below (dollars in thousands). Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes that the Company and the Bank met all capital adequacy requirements to which they were subject as of December 31, 1996.

As of December 31, 1996, the Bank met the definition of "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.


                                                                       Minimum Required
                                                                          To Be Well
                                                   Minimum Required    Capitalized Under
                                                      For Capital      Prompt Corrective
                                     Actual        Adequacy Purposes   Action Provisions
                                 ---------------   -----------------   -----------------
                                 Amount   Ratio      Amount    Ratio    Amount    Ratio
                                 ------   -----      ------    -----    ------    -----
As of December 31, 1996:
  Total Capital
   (to Risk Weighted Assets):
     Company                    $158,772   11.75%   $108,057   8.00%        N/A
     Bank                       $152,626   11.28%   $108,250   8.00%   $135,312   10.00%

  Tier I Capital
   (to Risk Weighted Assets):
     Company                    $146,445   10.84%   $ 54,029   4.00%        N/A
     Bank                       $140,299   10.37%   $ 54,125   4.00%   $ 81,187    6.00%

  Tier I Capital
   (to Average Assets):
     Company                    $146,445    8.38%   $ 69,929   4.00%*       N/A
     Bank                       $140,299    8.03%   $ 69,883   4.00%*  $ 87,355    5.00%


                                                                       Minimum Required
                                                                          To Be Well
                                                   Minimum Required    Capitalized Under
                                                      For Capital      Prompt Corrective
                                     Actual        Adequacy Purposes   Action Provisions
                                 ---------------   -----------------   -----------------
                                 Amount   Ratio      Amount    Ratio    Amount    Ratio
                                 ------   -----      ------    -----    ------    -----
As of December 31, 1995:
  Total Capital
   (to Risk Weighted Assets):
     Company                    $126,961   11.24%   $ 90,385   8.00%        N/A
      Bank                      $122,575   10.83%   $ 90,518   8.00%   $112,982   10.00%

  Tier I Capital
   (to Risk Weighted Assets):
     Company                    $112,831    9.99%   $ 45,193   4.00%        N/A
     Bank                       $108,424    9.58%   $ 45,259   4.00%   $ 67,889    6.00%

  Tier I Capital
   (to Average Assets):
     Company                    $112,831    7.25%   $ 62,229   4.00%*       N/A
     Bank                       $108,424    6.97%   $ 62,195   4.00%*  $ 77,744    5.00%

-------------
* The minimum required ratio is 3%, however, regulators have publicly stated their expectations that most banks maintain 1-2% in excess of the minimum requirements.

Certain restrictions exist regarding the ability of the Bank to transfer funds to the Parent Company in the form of cash dividends. Restrictions on the payment of dividends are established by Florida statutes. At periodic intervals, State or Federal regulatory agencies routinely examine the Parent Company and the Bank as part of their legally prescribed oversight of the banking industry and may establish dividend restrictions at levels more stringent than statutory guidelines. At December 31, 1996, approximately $35.5 million of the Bank's retained earnings (included in consolidated retained earnings) were available for payment of dividends to the Parent Company without prior regulatory approval.

Restrictions also exist regarding the ability of the Bank to transfer funds to the Parent Company in the form of loans or advances. At December 31, 1996 the maximum amount available for loans from the Bank to the Parent Company approximated 10% of consolidated stockholders' equity. The Bank did not have any loans outstanding to the Parent Company as of December 31, 1996.

Fana Holtz, the Vice-Chairman of the Board, Daniel Holtz, Chairman of the Board, President and Chief Executive Officer of the Parent Company and the Bank, and Javier Holtz, Senior Vice President of the Parent Company and a director of and executive officer of the Bank, have advised the Company that they had discussions with the Florida Department of Banking and Finance ("FDBF") as to whether one or more of them was required under Florida law to file an application to acquire and/or maintain a controlling interest in the Bank through their ownership and control of the Parent Company. Fana Holtz, Daniel Holtz and Javier Holtz have advised the Parent Company that, as a result of those discussions, they, both individually and as a group, have voluntarily filed an application to acquire and/or maintain a controlling interest in the Parent Company, although they do not believe such an application is legally required. Daniel Holtz, Fana Holtz and Javier Holtz also have had discussions with the Federal Reserve Bank of Atlanta ("FRB") as to whether a change of control notice is required under federal law. As of February 14, 1997, Daniel Holtz, Fana Holtz and Javier Holtz, owned and/or had the power to vote, approximately 6.4%, 36.8% and 3.8% (47.0% in the aggregate), respectively, of the Parent Company's Common Stock (including shares of Common Stock subject to options exercisable by such individuals within 60 days).

A formal administrative hearing with the FDBF in connection with the disposition of the Florida application commenced in August 1996 and ended in November 1996 but, to the Company's knowledge, no decision has been reached on the application. It cannot presently be determined what effect, if any, the discussions with the FRB and the FDBF's action on the application will have on the Company, although if control applications ultimately were determined to be required and such applications were denied, regulatory authorities could take various actions, including requiring that one or more members of the Holtz family divest sufficient shares of the Parent Company so as not to have legal control of the Parent Company as defined by regulatory authorities.

(16)  Lease Commitments:

The Company leases certain land, premises and other equipment under non-cancelable operating leases that expire at various dates through 2076. Certain of these leases are renewable and contain provisions for periodic increases in rent.

Rental expense was approximately $4,170,000, $3,972,000 and $3,935,000, for 1996, 1995 and 1994, respectively. Future minimum lease payments under these leases are as follows (000s omitted):

           Year                 Amount
           ----                 ------
           1997                $ 3,493
           1998                  3,157
           1999                  2,795
           2000                  2,105
           2001                  1,995
           Thereafter            8,855
                               -------
           Total               $22,400
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

Commitments to extend credit are legally binding agreements to lend money at predetermined interest rates for a specific period of time. The exposure to loss is minimized by maintaining specific credit standards and by requiring the borrower to comply with certain terms and conditions prior to the disbursement of funds. Collateral is obtained when deemed necessary and may include, but is not limited to cash, accounts receivable, inventory, equipment, real estate, or other property. Since commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent the total amount of future outlays. The Company had commitments to fund loans of approximately $222.8 million at December 31, 1996.

Commercial letters of credit are issued to facilitate certain trade transactions. The risks associated with these transactions are reduced since the contracts are generally for a short commitment period. Collateral is obtained when deemed necessary and may include, but is not limited to, cash, merchandise or other property. The Company had outstanding commercial letters of credit of $74.8 million at December 31, 1996.

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The Company issues standby letters of credit to ensure contract performance or assure payment by its customers. The risk involved in issuing standby letters of credit is the same as the credit risk involved in extending loan facilities to customers and they are subject to the same credit approvals and monitoring procedures. Collateral is obtained when deemed necessary and generally consists of time deposits with the Bank. The Company had $18.2 million of outstanding standby letters of credit at December 31, 1996.

(19)  Supplemental Information - Consolidated Statements of Operations:

Included in net other operating expenses for each of the three years ended December 31, 1996 were the following components, which individually amounted to more than 1% of gross revenues (000s omitted) during any one of the respective years:


                                             Year Ended December 31,
                                        -------------------------------
                                         1996        1995        1994
                                        -------------------------------
Furniture and equipment expense         $ 4,666    $ 3,712      $ 3,486
Legal expense                             2,722      2,980        2,622
Data processing                           2,533      3,132        3,352
Advertising and marketing                 2,461      2,306        1,496
Stationery and supplies                   1,651      1,590        1,162
Telecommunications                        1,377      1,510        1,406
Other losses                                919      2,021        1,201
Insurance                                   743      1,665        2,789
Operating costs and writedowns of
  other real estate, net                    566      2,929        2,954
Overdraft charge offs                       489      3,480          996
Other-less than 1% of gross revenues     11,671      9,575        8,806
                                        -------    -------      -------
  Total other operating expenses, net   $29,798    $34,900      $30,270
                                        =======    =======      =======

There were no components of other operating income, which individually amounted to more than 1% of gross revenues during any one of the three years ended December 31, 1996.

(20)  Parent Company Financial Information:

Condensed financial information for Capital Bancorp (Parent Company only) is as follows (000s omitted):

STATEMENTS OF CONDITION

                                                      December 31,
                                           -------------------------------
                                               1996                1995
                                           -------------------------------
Assets:
  Cash and short-term investments           $  8,239             $  6,285
  Investment in Capital Bank                 129,789              109,520
  Other assets                                   745                  498
                                            --------             --------
     Total assets                           $138,773             $116,303
                                            ========             ========

Liabilities and Stockholders' equity:
  Long-term debt                            $  1,320             $  1,650
  Other liabilities                            1,711                  928
                                            --------             --------
     Total liabilities                         3,031                2,578

  Stockholders' equity                       135,742              113,725
                                            --------             --------
     Total liabilities and
      stockholders' equity                  $138,773             $116,303
                                            ========             ========

STATEMENTS OF INCOME

                                               Year Ended December 31,
                                         ----------------------------------
                                           1996          1995        1994
                                         ----------------------------------
Income:
  Dividends from Bank subsidiary         $  4,400     $  4,400    $  4,400
  Management fees from Bank
    subsidiary                                 --          266         456
  Other                                       293          216          61
                                         --------      -------    --------
     Total income                           4,693        4,882       4,917
                                         --------      -------    --------

Expenses:
  Salaries and employee benefits               12          166         420
  Interest expense                            121          159         194
  Other expenses                            1,410        1,518         533
                                         --------      -------    --------
     Total expenses                         1,543        1,843       1,147
                                         --------      -------    --------

  Income before income taxes and
   equity in undistributed income
   of subsidiary                            3,150        3,039       3,770
  Credit for income taxes                     452          493         228
                                         --------      -------    --------
  Income before equity in
    undistributed income
    of subsidiary                           3,602        3,532       3,998

Equity in undistributed income of
  subsidiary                               16,602       13,569       9,206

                                         --------     --------    --------
     Net income                          $ 20,204     $ 17,101    $ 13,204
                                         ========     ========    ========

STATEMENTS OF CASH FLOWS

                                                   Year Ended December 31,
                                            -----------------------------------
                                               1996        1995          1994
                                            -----------------------------------
Cash flows from operating activities:
  Net income                                 $20,204      $17,101      $13,204
  Adjustments to reconcile net
    income to net cash provided by
    operating activities:
     Depreciation and amortization                 9            9            9
     Undistributed income of subsidiary      (16,602)     (13,569)      (9,206)
     Increase in other assets                   (247)        (220)         (43)
     Increase (decrease) in other
       liabilities                               776          159         (184)
                                             -------      -------      -------

     Net cash provided by operating
       activities                              4,140        3,480        3,780
                                             -------      -------      -------


Cash flows from financing activities:
  Cash dividends                              (2,489)      (2,429)      (2,313)
  Repayment of long-term debt                   (330)        (330)        (625)
  Proceeds from stock options exercised          681        1,897        1,532
  Repurchase of Common Stock                     (48)          --           --
  Redemption of fractional shares                 --           (2)          --
                                             -------      -------      -------
  Net cash used in financing
    activities                                (2,186)        (864)      (1,406)
                                             -------      -------      -------
  Net increase in cash and
    cash equivalents                           1,954        2,616        2,374

  Cash and cash equivalents at beginning
    of year                                    6,285        3,669        1,295
                                             -------      -------      -------

  Cash and cash equivalents at end
    of year                                  $ 8,239      $ 6,285      $ 3,669
                                             =======      =======      =======
Supplemental Disclosure:
  Interest paid during the period            $   121      $   158      $   223
                                             =======      =======      =======




NOTES TO PARENT COMPANY INFORMATION

Long-term debt at December 31, 1996, includes a term loan payable to an affiliate of a principal stockholder with an outstanding principal balance of $1,320,000. Interest is charged at the prime rate, payable monthly. Principal payments in the amount of $330,000 are due annually until May 31, 2000.

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

The information presented herein is based on pertinent information available to the Company as of December 31, 1996. The estimated fair value amounts have not been comprehensively revalued since that time, and the current estimated fair value of these financial instruments may have changed significantly since that point in time.

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

Long-term debt:

All long-term debt, except for a $10.0 million fixed rate subordinated note privately placed by Capital Factors, is subject to variable rates of interest based upon either the prime rate or the London interbank offering rate. The carrying amount of the debt with variable interest rates is believed to be a reasonable approximation of fair values. The Company believes the interest rate on the subordinated note approximates rates currently available to the Company and therefore, the carrying amount is a reasonable estimate of fair value.

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

The estimated fair values of the Company's financial instruments are as follows (000s omitted):

                                              1996                   1995
                                     -----------------------   -------------------
                                       Carrying       Fair      Carrying    Fair
                                        Amount       Value       Amount     Value
                                     ----------     --------   ---------   -------
Financial assets:
  Cash and short-term
   investments                       $  181,259   $  181,259   $213,903   $213,903
  Securities                            218,486      218,708    240,504    241,181
  Loans, net                            818,033      822,354    713,491    727,401
  Accounts receivable -
   factoring subsidiary, net            449,528      449,528    316,506    316,506
  Due from customers
   on acceptances                        29,900       29,900     32,413     32,413

Financial liabilities:
  Deposits                            1,096,825    1,096,068  1,038,755  1,041,050
  Funds purchased and other
   short-term borrowings                 79,905       79,905     86,133     86,133
  Long-term debt                        202,220      202,220    176,650    176,650
  Due to clients                        191,489      191,489    128,578    128,578
  Acceptances outstanding                29,900       29,900     32,413     32,413

Unrecognized financial
  instruments:*
  Commitments to extend
   credit                                   984          984        313        313
  Standby letters of credit                 128          128        121        121

-----------------

* The amounts shown under "carrying amount" represent accruals of deferred income (fees) arising from those unrecognized financial instruments.

(22)  Treasury Stock:

During 1995, all of the shares of treasury stock (120,000) were sold by the Bank for $2.1 million.

(23)  Issuance of Subsidiary's Common Stock:

During the third quarter of 1996, Capital Factors Holding, Inc. completed an initial public offering of 2,300,000 shares of its Common Stock at an offering price of $8.50 per share. Prior to this offering, all of the Common Stock was owned by the Bank. The net proceeds from the offering, which totaled approximately $17.6 million, were used to reduce Capital Factors Holding, Inc.'s indebtedness to the Bank under an outstanding line of credit. As a result of the offering, the Bank's ownership of Capital Factors Holding, Inc. was reduced to approximately 81% of the outstanding Common Stock. The Bank's pro rata share of Capital Factors Holding, Inc.'s equity immediately following the offering exceeded the recorded investment therein, resulting in a gain, net of applicable taxes, of approximately $4.5 million. This gain was recorded as an increase in capital surplus and excluded from the determination of consolidated net income.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders

Capital Bancorp and Subsidiaries

We have audited the accompanying consolidated statements of condition of Capital Bancorp and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the management of Capital Bancorp and subsidiaries. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Capital Bancorp and subsidiaries at December 31, 1996 and 1995, the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
Miami, Florida
February 28, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                         PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The following discussion contains information regarding the directors and executive officers of Capital Bancorp ("Bancorp") and Capital Bank.

Daniel M. Holtz, age 37, has been a Director of Bancorp since June 1988. Mr. Holtz was appointed President and Chief Operating Officer of Bancorp in February 1994 and subsequently was elected Chairman of the Board, President and Chief Executive Officer in October 1994. Additionally, in October 1994, Mr. Holtz was elected Chairman of the Board, President and Chief Executive Officer of Capital Bank. Mr. Holtz was first elected an officer of Capital Bank in 1983 and was elected President and Chief Operating Officer in October 1991. Mr. Holtz has also served as a Director of Capital Factors Holding, Inc. from 1994 to the present and of Capital Factors, Inc. from 1985 to 1987 and from 1993 to the present. Mr. Holtz was President and Chief Executive Officer of Capital Bank of California from September 1987 to November 1991 and Director from July 1985 until June 1993 when the bank was declared insolvent and closed by the California Superintendent of Banks. Mr. Holtz is the son of Fana Holtz and brother of Javier J. Holtz.

Fana Holtz, age 62, is a private investor and has been Vice Chairman of the Board of Directors of Bancorp since its formation in 1981. She received a Degree in Pharmacology in 1956. Additionally, she is Vice President of the Mount Sinai Hospital Foundation and serves as Vice President of Temple Emanu-el, as well as a member of its Board of Directors. Fana Holtz is the mother of Daniel
M. Holtz and Javier J. Holtz.

Hugh F. Culverhouse, Jr., age 48, has been a Director of Bancorp since July 1995. He is an attorney and certified public accountant and has practiced with the Securities and Exchange Commission and the United States Attorney's office. Mr. Culverhouse has had his own law firm since 1987 and also serves as a director of Del Webb Corporation, a real estate development corporation.

Russell W. Galbut, age 44, has been a Director of Bancorp since October
1992. Mr. Galbut has been President and Managing Director of U.S. Builders and Developers Corporation since 1976 and the Managing Director of the Crescent Heights Companies, local real estate development companies, since 1989. He has also been President of the Galbut Family of Companies, Inc. since 1976. Mr. Galbut is a certified public accountant and an attorney.

Craig L. Platt, age 42, has been a Director of Bancorp and Capital Bank since April 1993. Currently he is a Senior Vice President with Oppenheimer & Co., Inc. From 1990 through 1994, he was a Senior Vice President/Investments at Kidder, Peabody & Co., Inc., New York. Prior to 1990, he was an Associate with Morgan Stanley & Co., Inc., New York.

Jeffrey H. Porter, age 37, has been a Director of Bancorp since May 1993. Since April 1992, he has been a Partner and Head Securities Trader of Porter Capital Management Company, an investment advisory company registered in the State of California. Prior to April 1992, he was a partner of J. Porter & Co., California.

Leon J. Simkins, age 69, served as Director of Capital Bank prior to joining Bancorp's Board of Directors in 1985. Mr. Simkins has been Chairman and President of Simkins Industries, a manufacturer of cardboard products, since 1963.

Gerald M. Stern, age 59, has been a director of Bancorp and Capital Bank since October 1996. Prior to such service, Mr. Stern served a two-year term as the United States Department of Justice's Special Counsel for Financial Institution Fraud. Mr. Stern also served as Executive Vice President, Senior General Counsel, Secretary and a member of the Board of Occidental Petroleum Corporation. He was with such company from 1981 until his retirement in 1992. Prior to joining Occidental Petroleum Corporation, Mr. Stern practiced law as the founding partner of Rogovin, Stern and Huge (1976 to 1981) and as an associate and partner of the law firm of Arnold and Porter (1964 to 1976).

Javier J. Holtz, age 36, has been a Senior Vice President of Bancorp since January 1990 and was appointed Executive Vice President of Capital Bank in September 1994, where he formerly served as Senior Vice President. Mr. Holtz has been a Director of Capital Bank since 1988. Additionally, Mr. Holtz has been a director of Capital Factors Holding, Inc. since 1994 and of Capital Factors, Inc. since August 1987 and was elected Chairman of the Board of such companies in October 1994 and Executive Vice President in November 1994. In October 1994, Mr. Holtz was elected Chairman of the Board of Capital Bank, N.A., located in Rockville, Maryland. Mr. Holtz is the son of Fana Holtz and brother of Daniel M. Holtz.

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

Ronald S. Chase, age 52, has served as a Director of Capital Bank since July 1993. Mr. Chase is the President and owner of Chase Holdings and Advisory Service, Inc., which provides financial advisory services to corporations and litigation attorneys. He also serves as President and is the owner of RSC Development, Inc., a residential developer, and CFAT H20, Inc., a water treatment facility, both of which are located in Ocala, Florida. Mr. Chase is a certified public accountant who served as Managing Partner for several offices of Deloitte & Touche, LLP for 14 of his 25 years with the firm. He has also served as a director of Capital Factors Holding, Inc. and Capital Factors, Inc. since 1992, and of the Greater Miami Neighborhood, Inc., a not-for-profit affordable housing developer.

Dr. John O. Brown, age 74, has served as a Director of Capital Bank since February 1978. Dr. Brown is a practicing opthamologist and has had his own practice for 40 years. He is also the President of GCS Travel, Inc., a travel company.

Charles Boyce, age 37, is an Executive Vice President and Chief Administrative Officer of Capital Bank, with responsibilities including various operations and administrative functions. Mr. Boyce joined Capital Bank in December 1993. Prior to joining the Bank in his current position, Mr. Boyce was Senior Vice President and Chief Financial Officer of Capital Bank of California from 1989 to 1993, when the bank was declared insolvent and closed by the California Superintendent of Banks.

Thomas J. Flood, age 59, is a Senior Vice President of Bancorp and Executive Vice President and Chief Retail Banking Officer of Capital Bank. From 1978 to 1992, Mr. Flood was Senior Vice President of Capital Bank, with responsibilities including operations and branch administration. In 1992, Mr. Flood was elected Executive Vice President of Capital Bank and is responsible for all retail banking activities.

Lucious T. Harris, age 40, is Senior Vice President and Treasurer of Bancorp and Executive Vice President and Chief Financial Officer of Capital Bank. Mr. Harris joined Capital Bank in 1987 as Manager of the Internal Audit department. In 1989, he was elected Controller and Principal Accounting Officer of Capital Bank and Assistant Treasurer of Bancorp. In 1992, Mr. Harris was elected as Treasurer of Bancorp and Executive Vice President and Chief Financial
Officer of Capital Bank. Mr. Harris was appointed Senior Vice President of Bancorp in October 1995. Prior to 1987, Mr. Harris held various positions at Arthur Andersen & Co.

John W. Kiefer, age 50, is a Senior Vice President of Bancorp and a Director of Capital Bank since October 1992. Mr. Kiefer is President, Chief Executive Officer and Director of Capital Factors Holding, Inc. and Capital Factors, Inc. From 1984 to 1986, Mr. Kiefer was Senior Vice President/Regional Manager at Barclays American/Commercial, Inc. and served as Vice President from 1981 to 1984. In 1987, Mr. Kiefer joined the Company at his present positions.

Timothy E. Kish, age 57, has been Corporate Secretary of Bancorp since January 1994 and Senior Vice President since October 1995. Mr. Kish has also been General Counsel of the Bank since September 1992, and was appointed Corporate Secretary in January 1994 and Executive Vice President of the Bank in September 1994. Mr. Kish is also Corporate Secretary and General Counsel of Capital Factors Holding, Inc. Mr. Kish also served as Director, Vice President and General Counsel of Bancorp from October 1992 to May 1995. Prior to joining the Company in 1992, Mr. Kish was a shareholder in the law firm Greenberg, Traurig, Hoffman, Lipoff, Rosen & Quentel, P.A. from 1980 to 1992.

David Konfino, age 49, is an Executive Vice President and Chief International Officer of Capital Bank responsible for the International Division. Prior to joining Capital Bank, Mr. Konfino was an officer of C&S National Bank from 1971 to 1993, where he held various positions in the domestic and international divisions, including senior vice president and manager of the international division. Mr. Konfino joined Capital Bank in October 1993.

Compliance With Section 16 Of The Securities Exchange Act Of 1934. Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers, directors and persons who own at least 10% of the Common Stock of the Company to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Executive officers, directors and 10% shareholders are required by regulation to furnish the Company with all such Section 16(a) filings made. Based solely upon a review of the filings furnished to the Company during the fiscal year ended December 31, 1996, management believes that such filings were filed on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation for services in all capacities to Bancorp and its subsidiaries rendered during the years ended December 31, 1996, 1995 and 1994 for the Chief Executive Officer and the four most highly compensated executive officers of Bancorp and its subsidiaries, other than the Chief Executive Officer, whose aggregate remuneration exceeded $100,000 (the "Named Executive Officers"):

-------------------------------------------------------------------------------
                         SUMMARY COMPENSATION TABLE (1)
-------------------------------------------------------------------------------

                                                         LONG TERM
                                                        COMPENSATION
                                                        ------------
                            ANNUAL COMPENSATION            AWARDS
------------------------------------------------------  ------------


Name                                          Other       Securities
and                                           Annual      Underlying   All Other
Principal                                     Compen-      Options/     Compen-
Position         Year  Salary      Bonus      sation(2)     SARs(3)     sation
                         ($)        ($)        ($)           #           ($)
--------------------------------------------------------------------------------
Daniel M. Holtz  1996   335,307   234,693     14,750(4)   18,000(7)        --
 Chairman,       1995   335,307   275,000     14,250(4)   18,000(6)        --
 President &     1994   330,307   250,000     15,000(4)   45,000(5)        --
 CEO, Bancorp
 and Capital
 Bank

John W. Kiefer   1996   300,000   372,835     14,750(4)    5,000(7)   250,000(8)
 Senior Vice     1995   275,000   300,000     14,850(4)   12,500(6)   300,000(9)
 President,      1994   231,000   200,000     15,300(4)   30,000(5)        --
 Bancorp;
 President &
 CEO, Capital
 Factors Holding,
 Inc.

Javier J. Holtz  1996   223,042    85,953     14,750(4)    6,000(7)        --
 Senior Vice     1995   218,845    62,500     14,500(4)    6,000(6)        --
 President,      1994   199,904    45,000     14,750(4)   22,500(5)        --
 Bancorp;
 Executive Vice
 President,
 Capital Bank;
 Chairman and
 Executive Vice
 President,
 Capital Factors
 Holding, Inc.

Thomas J. Flood  1996   170,116    46,222         --       6,000(7)     1,500(10)
 Senior Vice     1995   166,780    35,000         --       6,000(6)     1,500(10)
 President,      1994   163,525    33,500         --      22,500(5)     1,500(10)
 Bancorp;
 Executive Vice
 President,
 Capital Bank

Timothy E. Kish  1996   156,379    41,184         --       5,000(7)     1,500(10)
 Senior Vice     1995   153,314    30,000         --       5,000(6)     1,533(10)
 President &     1994   148,129    22,000         --      15,000(5)       617(10)
 General Counsel,
 Bancorp;
 Executive Vice
 President
 & General
 Counsel,
 Capital Bank


                                                (Footnotes on following page.)

# -- Number of options granted.
$ -- Dollar amounts.

(1) Bancorp or its subsidiaries did not grant restricted stock awards, pay any long term compensation or pay any other compensation required to be set forth in this table to the Named Executive Officers during any year, except as identified in this table or the footnotes hereto.
(2) Bancorp or its subsidiaries provide automobiles and certain other benefits for each officer listed hereon. After reasonable inquiry, management has determined that the fair value of the use of the automobiles and other benefits does not exceed the lesser of 10% of annual salary and bonus, or $50,000 for each officer.
(3) There were no SARs (Stock Appreciation Rights) granted by Bancorp. For information regarding outstanding SARs granted by Capital Factors Holding, Inc., see "-- Capital Factors Option Grants" below.
(4) Amount represents directors fees paid to the Named Executive Officer in connection with his service as a director of Capital Factors Holding, Inc. and Capital Factors. The Named Executive Officers did not receive any directors fees for service on the Boards of Bancorp or Capital Bank.
(5) Restated to reflect 3-for-2 stock split effected in the form of a 50% stock dividend paid during 1995.
(6)  These options were granted by Bancorp on February 22, 1996.
(7) These options were granted by Bancorp on January 27, 1997. Daniel Holtz, John Kiefer and Javier Holtz also received options to purchase 10,000, 120,000, and 25,000 shares, respectively, of Common Stock of Capital Factors Holding, Inc. For more information, see "-- Capital Factors Option Grants" below.
(8) Represents a one-time cash bonus paid to Mr. Kiefer upon the execution of his new employment agreement pursuant to the terms thereof, and not with respect to any particular year.
(9) Represents a cash bonus which was paid to Mr. Kiefer upon the expiration of his employment agreement pursuant to the terms thereof, which terminated on December 31, 1995, and not with respect to any particular year.
(10) Amount represents contributions to the Named Executive Officer's 401(k) retirement account by Bancorp and its subsidiaries.

1996 Stock Option Grants. The following table sets forth certain information with respect to options to purchase shares of Common Stock of Bancorp granted under Bancorp's 1992 Stock Option Plan to the Named Executive Officers for the 1996 fiscal year and represents all options granted by Bancorp to such executive officers for the period. All such options are granted for terms of five years and vest 50% after three years, 75% after four years and 100% after four and one-half years. In accordance with SEC rules, the table also describes the hypothetical gains that would exist for the respective options based on assumed rates of annual compound stock appreciation of 5% and 10% from the date of grant to the end of the option term. These hypothetical gains are based on assumed rates of appreciation and, therefore, the actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall stock market conditions, and the executive officer's continued employment with the Company. As a result, the amounts reflected in this table may not necessarily be achieved.


                    Option/SAR Grants in Last Fiscal Year(1)

                                                                               Potential Realizable Value at Assumed
                                                                                    Annual Rates of Stock Price
                                                                                          Appreciation for
                                Individual Grants                                          Option Term (4)
----------------------------------------------------------------------------   ------------------------------------
                    Number of    % of Total
                   Securities    Options/SARs
                   Underlying    Granted to
                  Options/SARs    Employees  Exercise or Base
                    Granted      in Fiscal        Price        Expiration
Name                  (#)           Year       ($/Sh) (2)         Date                  5% ($)        10% ($)
-----------------------------------------------------------------------------  ------------------------------------
Daniel M. Holtz       3,053(3)         1.7%     $ 36.03       January  2002           $ 17,615       $ 51,015
                     14,947(3)         8.2%     $ 32.75       January  2002           $135,270       $298,791

John W. Kiefer        5,000(3)         2.8%     $ 32.75       January  2002           $ 45,250       $ 99,950

Javier J. Holtz       3,053(3)         1.7%     $ 36.03       January  2002           $ 17,615       $ 51,015
                      2,947(3)         1.6%     $ 32.75       January  2002           $ 26,670       $ 58,911


Thomas J. Flood       6,000(3)         3.3%     $ 32.75       January  2002           $ 54,300       $119,940


Timothy E. Kish       5,000(3)         2.8%     $ 32.75       January  2002           $ 45,250       $ 99,950


-----------------------
# -- Number of options granted.
$ -- Dollar amounts.

(1) There were no SARs (Stock Appreciation Rights) granted during 1996 by Bancorp. For more information regarding outstanding options and SARs granted by Capital Factors Holding, Inc., see "-- Capital Factors Option Grants" below.
(2) Exercise price is based on the Nasdaq National Market closing price of Bancorp's Common Stock for the trading period immediately prior to the grant. For stockholders who own more than 10% of the outstanding voting stock of Bancorp (directly or indirectly by attribution to immediate family members pursuant to applicable regulations), the exercise price for incentive options with aggregate fair value of up to $100,000 is 110% of the fair market value of the stock or $36.03.
(3) This option was granted by Bancorp in January 1997 for service rendered during the 1996 fiscal year.
(4) Potential Realizable Value assumes that any shares acquired by the exercise of options are held until the end of the five-year option term.

Capital Factors Option Grants. Certain Named Executive Officers also received options to acquire shares of the Common Stock of Capital Factors Holding, Inc. in connection with the initial public offering of such shares, which was undertaken in the third quarter of 1996 (the "Capital Factors Options"). John Kiefer received options to acquire 120,000 shares of Capital Factors Holding, Inc. Common Stock, Daniel Holtz received options to acquire 10,000 shares of Capital Factors Holding, Inc. Common Stock and Javier Holtz received options to acquire 25,000 shares of Capital Factors Holding, Inc. Common Stock. Such options aggregated 24.4%, 2.1% and 5.1%, respectively, of the total number of options granted to the employees of Capital Factors Holding, Inc. during the 1996 fiscal year. The exercise price for the Factors Options is $8.50 per share. Such options were granted for ten-year terms and vest in 20% increments over a five-year period. Based on assumed rates of annual compound stock appreciation of 5% and 10% from the date of grant to the end of the option term, the potential realizable value of the Capital Factors Options would be $642,000 and $1,626,000 for John Kiefer, $53,500 and $135,500 for Daniel Holtz and $133,750 and $338,750 for Javier Holtz, respectively.

Pursuant to an agreement between Capital Bank, Capital Factors Holding, Inc. and Capital Factors, Inc., no additional shares of the Common Stock of Capital Factors Holding, Inc. may be issued that would reduce Capital Bank's interest in Capital Factors Holding, Inc. below 80%, without Capital Bank's written approval, for the period that Capital Bank owns at least 80% of the outstanding Common Stock of Capital Factors Holding, Inc. (the "Eighty Percent Period"). During the Eighty Percent Period, each option holder, including the Named Executive Officers listed above, may only exercise 34.9% of the Factors Options that have been granted to them. The remaining options, even if vested, may not be exercised without the written approval of Capital Bank during the Eighty Percent Period. Such options are accompanied by stock appreciation rights which will become exercisable as determined by the Compensation Committee of Capital Factors Holding, Inc., but in no event prior to April 15, 2001, and only if Capital Bank does not give approval for the exercise of the Capital Factors Options.

Option Exercises. The following table shows stock option exercises during 1996 by the Named Executive Officers, including the value realized upon exercise. In addition, this table describes the number of unexercised Bancorp options and the value of unexercised in-the-money Bancorp options at the end of the 1996 fiscal year.

              Aggregated Option/SAR Exercises in Last Fiscal Year,
                   and December 31, 1996 Option/SAR Values(1)

                                                          Number of Securities
                                                              Underlying         Value of Unexercised
                                                              Unexercised             In-the-Money
                                                            Options/SARs at          Options/SARs at
                             Shares           Value       December 31, 1996(#)   December 31, 1996($)(2)
                            Acquired         Realized
                          on Exercise          ($)            Exercisable/             Exercisable/
Name                          (#)              (2)          Unexercisable(3)         Unexercisable(4)
-----------------------------------------------------------------------------------------------------
Daniel M. Holtz                 0           $     0        168,001/18,000(4)          $2,421,431/$0

John W. Kiefer              4,500(3)         96,075         54,501/ 5,000(4)          $  602,515/$0

Javier J. Holtz                 0                 0          6,001/ 6,000(4)          $1,486,429/$0

Thomas J. Flood             4,500(3)         89,325         73,502/ 6,000(4)          $1,072,533/$0

Timothy E. Kish                 0                 0         35,501/ 5,000(4)          $  375,014/$0

------------

# -- Number of options granted.
$ -- Dollar amounts.

(1) There were no SARs (Stock Appreciation Rights) granted, outstanding or exercised during any period by Bancorp. For information regarding outstanding options and SARs granted by Capital Factors Holding, Inc., see "-- Capital Factors Option Grants" above.

(2) Value Realized and Value of Unexercised In-the-Money Options are computed based upon the Nasdaq National Market closing price of Bancorp's Common Stock on December 31, 1996.

(3) Includes effect of 3-for-2 stock split effected in the form of a 50% stock dividend paid by Bancorp in 1995.

(4) This number includes options which were granted by Bancorp in January 1997 for services rendered during the 1996 fiscal year. It is assumed that such options had no current value at December 31, 1996 because they were granted at the fair market value of the Common Stock as determined on the grant date.

Pension Plan Table
------------------

Annual amounts of normal retirement pension payable under the Capital Bancorp Employees Pension Plan (the "Pension Plan") are illustrated in the following table. The illustration assumes retirement as of December 31, 1996 at the normal retirement age of 65.


                                  Years of Service
                    --------------------------------------------------------
Remuneration           15          20          25          30          35
------------        --------------------------------------------------------
  $ 125,000         $ 31,320    $ 41,760    $ 52,200    $ 52,200    $ 52,200
    150,000           38,070      50,760      63,450      63,450      63,450
    175,000           38,070      50,760      63,450      63,450      63,450
    200,000           38,070      50,760      63,450      63,450      63,450
    225,000           38,070      50,760      63,450      63,450      63,450
    250,000           38,070      50,760      63,450      63,450      63,450
    300,000           38,070      50,760      63,450      63,450      63,450
    400,000           38,070      50,760      63,450      63,450      63,450
    450,000           38,070      50,760      63,450      63,450      63,450
    500,000           38,070      50,760      63,450      63,450      63,450

The Pension Plan was established on January 1, 1983 and provides for a defined benefit pension, which covers substantially all employees that have completed one year of service and have attained age 21. Officers of the Company and its subsidiaries participate in the Pension Plan on the same basis as all other eligible employees. Each subsidiary funds the Pension Plan for its proportionate share, based on their respective employees. The normal retirement age under the Pension Plan is the later of age 65 or the age of the participant on the 5th anniversary of plan participation. The monthly pension benefit for normal retirement is 1.2% of average monthly compensation for the five consecutive years during the last ten years of service that produce the highest average salary, plus an additional .6% of the portion of the average monthly compensation during these same five years in excess of the monthly Social Security integration level. The entire monthly pension benefit for normal retirement will be multiplied by each year of service at normal retirement age, not to exceed 25 years. The terms of the Pension Plan provide that the amount of monthly compensation taken into consideration for determination of benefits may not exceed the Internal Revenue Service limit, which in 1996 was $12,500 ($150,000 annually). Consequently, salary and other compensation for the Named Executive Officers, as shown on the Summary Compensation Table above, in excess of the Internal Revenue Service limit, are not considered in the determination of pension benefits. The Pension Plan provides for early retirement at age 55 with 10 years continuous employment as well as full vesting of benefits upon termination of employment before retirement age and after completion of 7 years continuous employment. In the event of the death of an active participant, the total value of the decedents' accrued pension benefit will be paid to the designated beneficiary by the method selected by the beneficiary and approved by the Pension Plan administrator. The benefit will be based upon the years of service and number of years before normal retirement age. The Pension Plan does not provide for disability benefits. As of December 31, 1996, Messrs. Daniel Holtz, John Kiefer, Javier Holtz, Thomas Flood and Timothy Kish had credited service (to the nearest whole year) under the Pension Plan of 14, 10, 14, 19 and 4 years, respectively.

The Tax Equity and Fiscal Responsibility Act of 1982 ("1982 Tax Act") limits the maximum annual retirement benefits payable to an individual under a pension plan. For 1996, the maximum annual benefits payable was $120,000. Such limitation may be increased from time to time.

Directors' Compensation
-----------------------

Non-officer directors of Bancorp and Capital Bank receive compensation aggregating $1,000 per Board of Directors meeting attended and $400 for each Board committee meeting attended. Committee chairmen receive $500 for each committee meeting attended. All directors of Capital Factors receive a monthly retainer of $1,000 and $250 for each meeting attended. Non-officer Directors of Bancorp and Capital Bank also receive options for their service on the respective boards of directors. For the 1996 fiscal year, each outside director received an option to acquire a total of 5,000 shares of Common Stock. Certain non-employee directors are also reimbursed for travel expenses incurred in connection with attendance of Board and Committee meetings.

In addition, certain non-employee directors of Bancorp and Capital Bank have provided and are providing services as directors, which are outside of the Board and committee meetings. For example, the members of the Independent Committee have been involved in the issuance of a report in connection with the Derivative Action discussed in Item 3 hereof. For such service and other services performed by non-employee directors on behalf of Bancorp and Capital Bank, each director receives a fee of $200 per hour. Hugh Culverhouse, Gerald Stern and Jeffrey Porter received approximately $37,900, $7,300, and $7,800, respectively, in connection with such director services rendered to Bancorp and Capital Bank during 1996.

Employment and Consulting Agreements
------------------------------------

Capital Bank has entered into employment agreements (the "Employment Agreements") with Daniel M. Holtz, Javier J. Holtz, Thomas J. Flood and Timothy
E. Kish, and three other executive officers (collectively, the "Executive Officers"). The Employment Agreements are for the period from January 1, 1996 to May 31, 1998 and provide for annual base salaries, subject to adjustment in the discretion of the Board of Directors. Upon the execution of the Employment Agreements, each Executive Officer, except Daniel Holtz, received a $50,000 loan from Bancorp payable in five equal installments of principal plus all accrued interest through the date of payment. The Executive Officers (other than Daniel Holtz) will receive bonuses on June 1 of each year during the term of the Agreement in an amount equal to the amount of principal and interest then due under their loan (the "Loan Bonus"). The Employment Agreements also provide for an annual incentive compensation pursuant to an incentive compensation plan adopted annually by the Board of Directors of Capital Bank. The bonus amounts payable pursuant to such plan are based on the achievement of (i) a specific earnings goal by Capital Bank (excluding the earnings of Capital Factors, Inc.) set by the Bank's Board of Directors, and (ii) certain other individual goals related to each Executive Officer's job responsibilities. Daniel Holtz's incentive-related compensation also includes a specific Capital Bank consolidated earnings goal, which includes the operations of Capital Bank and Capital Factors, Inc.

The Employment Agreements also provide for the usual benefits afforded to employees of Capital Bank, such as medical, disability and life insurance benefits. The Executive Officers are also entitled to an automobile, along with reimbursement of the operating expenses thereof, and stock options under Bancorp's 1992 Stock Option Plan, in amounts and under the terms as to be determined by Bancorp's Stock Option Committee.

Upon the termination of an Executive Officer's employment without cause, he shall be entitled to receive, among other things, (i) his base salary and incentive compensation through the date of termination of the Employment Agreement and (ii) a bonus equal to the amount necessary to repay in full the outstanding principal and accrued interest on the $50,000 signing loan (other than Daniel Holtz). In the event of a change in control (as defined pursuant to the Employment Agreements), if an Executive Officer terminates his employment because of changes in his employment situation or if he is terminated by the Company without cause within one year after a change in control, he shall receive a single lump sum payment equal to (i) his annual base salary, incentive compensation and value of the annual fringe benefits due to him over the remaining term of the Employment Agreement plus (ii) the value of the portion of his benefits under any savings, pension, profit sharing or deferred compensation plans that are forfeited under those plans by reason of the termination of employment. Daniel Holtz will receive, in the event of his termination pursuant to a change in control, two times his annual base salary, incentive compensation and annual fringe benefits for the year immediately preceding the year in which his employment terminates, along with (ii) above.

Payments pursuant to the Employment Agreements in certain years during the term of such agreements that would not otherwise be deductible by reason of Section 162(m) of the Internal Revenue Code of 1986, as amended, may be deferred and become payable at such time or time as the Board of Directors determines that it would be deductible under Section 162(m). The Employment Agreements also contains certain non-competition covenants and covenants against solicitation of clients and employees for a competitive business.

Capital Factors Holding, Inc. and Capital Factors have entered into an employment agreement with John W. Kiefer, its President and Chief Executive Officer (the "Kiefer Agreement"), for the period from January 1, 1996 through December 31, 2000. Upon execution of the Kiefer Agreement, Mr. Kiefer received a signing bonus of $250,000 and a $100,000 loan payable in five equal installments of principal plus all accrued interest through the date of payment during the term, but due in full upon earlier termination of the Agreement. The Kiefer Agreement provides for an annual base salary to Mr. Kiefer of $300,000 in the first year, subject to adjustment in the discretion of the Capital Factors' Board of Directors or Compensation Committee. Mr. Kiefer will receive a bonus on December 31 of each year during the term of the Agreement if he is then still employed thereunder, in an amount equal to the amount of principal and interest then due under his loan from Capital Factors. The Kiefer Agreement also provides for an annual bonus based on Capital Factors' success in reaching certain targets for net revenues and income before income taxes, with the aggregate maximum in any year being 185% of salary if both targets are doubled.

Mr. Kiefer shall also receive deferred compensation equal to 67% of his salary for each year that certain targets for net revenues and income before income taxes, are met. The deferred compensation shall vest 50% after three years and 25% after each of the fourth and fifth years, provided that Mr. Kiefer is still employed by Capital Factors, although the employment condition for vesting will lapse after the five-year term of the Kiefer Agreement if Mr. Kiefer is employed at that time. If at the end of the five-year term, Mr. Kiefer agrees to be employed by Capital Factors for another five years, then all deferred compensation that has not yet vested shall immediately vest. In addition, pursuant to the Kiefer Agreement, upon the effective date of the initial public offering of the Capital Factors Holding, Inc.'s Common Stock (which was in the third quarter of 1996), Mr. Kiefer received options to purchase one percent of Capital Factors Holding, Inc.'s Common Stock outstanding after giving effect to such offering at the initial public offering price, subject to the terms and conditions of Capital Factors Holding, Inc. Stock Option Plan then in effect.

Upon the termination of Mr. Kiefer's employment without cause, Mr. Kiefer shall be entitled to receive, among other things, (i) base salary through the date of such termination and (ii) all previous bonuses and a pro-rata of the bonus payable, if any, for the year in which termination occurs, (iii) an acceleration of the vesting of all deferred compensation and (iv) subject to mitigation if he obtains subsequent employment, his base salary through the expiration date of the Agreement. In the event of a change in control, Mr. Kiefer shall receive the same compensation as if terminated without cause except that in lieu of the compensation payable in (iv) above, Mr. Kiefer shall be entitled to receive a lump sum payment equal to two times his salary and prior year's bonus if he terminates his employment because of changes in his employment situation and an additional amount equal to two times his prior year's deferred compensation, if any, if he is terminated by the Company without cause within one year after a change in control. Upon termination for "cause" or upon voluntary resignation, Mr. Kiefer shall be entitled to receive his base salary through the date of such termination.

Payment of the bonus and deferred compensation in certain years during the term that would not otherwise be deductible by reason of Section 162(m) of the Internal Revenue Code of 1986, as amended, is subject to certain approvals. Capital Factors Holding, Inc.'s Compensation Committee may, at its option, defer payment of amounts that would not otherwise be deductible under Section 162(m) until a time when it would be deductible. The Kiefer Agreement also contains certain non-competition covenants and covenants against solicitation of clients and employees for a competitive business.

In May 1993, Capital Bank entered into a consulting agreement with Alex Halberstein (the "Halberstein Agreement"), former director and executive officer of Bancorp and Capital Bank. The Halberstein Agreement provides that during the term of the agreement Mr. Halberstein assist the Company in the renegotiation of payment of foreign non-trade related indebtedness and shall make himself available for consultation with the officers and other representatives of the Company as requested by the Company from time to time and shall undertake and perform on a timely basis duties and assignments on behalf of the Company as are requested of him by the Company. The Halberstein Agreement provides for the payment of fees aggregating $1.3 million over a five year period commencing in June 1993 and ending in May 1998, such fees to be allocated between consulting services and certain non-competition covenants contained in the Halberstein Agreement. Fees paid to Mr. Halberstein pursuant to this agreement amounted to $217,000 during 1996.

On October 7, 1994, Capital Bank entered into a consulting agreement with Abel Holtz, former Chairman of the Board, President and Chief Executive Officer of Bancorp and Capital Bank. This agreement, which had been suspended since October 25, 1994, has been terminated. Fees paid to Mr. Holtz prior to suspension of the agreement amounted to $18,462.

Each of the above consulting agreements were entered into upon the resignation of the named individual as an officer and employee of Bancorp and all subsidiaries.

Change of Control Arrangement
-----------------------------

Bancorp's 1992 Employee Stock Option Plan (the "Plan") provides that, in the event of any change in control, any and all incentive stock options, non-incentive stock options and/or stock appreciation rights outstanding pursuant to the Plan shall automatically become immediately exercisable. A change in control is defined to be the acquisition of twenty-five percent or more of the combined voting power of all classes of the Company's outstanding securities by any person, entity or group who or which, as of the effective date of the Plans or acquisition, is not an affiliate of the Company or any of the Company's present affiliates.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

Bancorp has a Compensation Committee which is composed of the following members of Bancorp's Board of Directors: Hugh F. Culverhouse, Jr., Russell W. Galbut, Jeffrey H. Porter and Gerald M. Stern. In addition, Capital Bank has a Compensation and Benefits Committee composed of the following members of the Bank's Board of Directors: John O. Brown, Ronald S. Chase, Simon Ferro, Craig
L. Platt and Gerald M. Stern. Russell Galbut, who is a director of Bancorp, also serves as a member of Capital Bank's Compensation and Benefits Committee. Craig Platt and Gerald Stern serve as directors of both Bancorp and Capital Bank.

Bancorp's Compensation Committee and Capital Bank's Compensation and Benefits Committee are responsible for making recommendations for the annual compensation paid to the executive officers, including the chief executive officer. No member of the Compensation Committee or the Compensation and Benefits Committee is serving or has served as an officer or employee of Bancorp or any of its subsidiaries.

The Bank's Board of Directors has the final approval authority for the compensation paid to the Chief Executive Officer and the other executive officers of the Bank. The following are members of the Bank's Board of Directors who do not serve on the Compensation Committee:

        Daniel M. Holtz
        Javier J. Holtz
        John W. Kiefer

Daniel Holtz is the Chairman of the Board, Chief Executive Officer and President of Bancorp and the Bank. Javier Holtz is a Senior Vice President of Bancorp, an Executive Vice President of the Bank and Chairman of the Board and an Executive Vice President of Capital Factors Holding, Inc. and Capital Factors, Inc. John Kiefer is a Senior Vice President of the Company, and a director, Chief Executive Officer and President of Capital Factors Holding, Inc. and Capital Factors, Inc.

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

Capital Bank leases the space for its Miami Beach and Civic Center branch offices from Daniel and Javier Holtz. Daniel Holtz is Chairman of the Board and Chief Executive Officer of Bancorp and of Capital Bank. Javier Holtz is Senior Vice President of Bancorp and Executive Vice President and Director of Capital Bank. During 1996, payments to these individuals pursuant to these leases totaled approximately $43,000. Capital Bank believes the terms of such transaction to be fair, reasonable, and similar to those available from unaffiliated parties.

Bancorp holds approximately 3.8% of the common stock of Capital Bank, N.A., a commercial bank whose offices are located in Rockville, Maryland. An aggregate of approximately 6.6% of the common stock outstanding of Capital Bank, N.A. is held by Fana Holtz, Daniel Holtz and Javier Holtz. Abel Holtz, who is the former Chairman of the Board, Chief Executive Officer and President of the Company and the husband of Fana Holtz, also owns approximately 12.3% of the outstanding shares of Capital Bank, N.A. Javier Holtz, who is a director of the Bank and Capital Factors and is an executive officer of Bancorp, the Bank and Capital Factors, is also Chairman of the Board of Directors of Capital Bank, N.A. Stephen Ashman, who is a director, President and Chief Executive Officer of Capital Bank, N.A., is a Director of Capital Factors Holding, Inc. and Capital Factors, Inc. Mr. Ashman participates in the determination of salaries of executive officers of Capital Bank, N.A. and holds approximately 7.2% of the outstanding common stock of Capital Bank, N.A.

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

Craig Platt is currently a Senior Vice President of Oppenheimer & Co., Inc. ("Oppenheimer"). In 1996, Oppenheimer served as the managing underwriter in the initial public offering of 2,300,000 shares of Common Stock of Capital Factors Holding, Inc. Oppenheimer received a fee of approximately $1.4 million in connection with such service.

Pursuant to its Bylaws, the Company is authorized to indemnify, to the extent permitted by the laws of the State of Florida, any person who is made a party to any lawsuit or action by reason of the fact that he or she is or was a director or officer of the Company. By virtue of this provision, the Company is currently advancing the legal expenses of its outside directors who were named as defendants in the shareholder actions and outside directors and certain non-executive officers who incurred expenses in connection with the other matters set forth in Item 3 hereof, both of which aggregated approximately $30,000 during 1996. Those directors have agreed in writing to repay the Company for all or any portion of those advances which they are ultimately found not to have been entitled to pursuant to applicable Florida law. The Company may in the future also pay the legal expenses of its other directors who are also named defendants in the litigation.

Under Florida law, the Company will not be required to indemnify any such director unless the following criteria are met: (i) he or she is a party to the litigation because of his or her status as a director or officer of the Company and (ii) he or she is successful in his or her defense of the litigation. At the other extreme, no indemnification can be made to a director if a judgment or final adjudication establishes that actions or non-actions of that director were material to the cause of action and constituted (i) a violation of criminal law (unless the director had a reasonable cause to believe that his conduct was lawful or had no reasonable cause to believe that his conduct was unlawful);
(ii) willful misconduct or a conscious disregard for the best interests of the Company; or (iii) a transaction in which the director received an improper personal benefit. In circumstances where a director seeking indemnification has not been successful in his or her defense in the litigation but the factual circumstances prohibiting indemnification have not been adjudicated to exist, indemnification by the Company will not be required, but may be permitted under Florida law. At this time, it is impossible to determine whether the circumstances at the conclusion of the matters described in Item 3 hereof will permit, prohibit or require indemnification by the Company of any or all of its directors or what factors will be considered in such determination, other than those factors set forth above.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 1, 1997 concerning (i) the directors of Bancorp and Capital Bank; (ii) the Named Executive Officers (see Item 11); (iii) all directors and executive officers of Bancorp and Capital Bank as a group; and (iv) any person who is known to be the beneficial owner, as such term is defined in Rule 13d-3 of the Securities and Exchange Commission under the Securities Exchange Act of 1934, of more than 5% of the outstanding shares of Bancorp's Common Stock, according to filings by such persons with the Securities and Exchange Commission.


                                            Amount                  Percent
                                         Common Stock            Common Stock
    Name and Address                 Beneficially Owned (1)       Outstanding
   ------------------                ----------------------      ------------
DIRECTORS:
   Daniel M. Holtz                          497,500(2)               6.4%
   Fana Holtz                             2,790,869(3)              36.8%
   Javier J. Holtz                          291,778(4)               3.8%
   Hugh F. Culverhouse                       10,000(5)                *
   Russell W. Galbut                         28,000(5)                *
   Craig L. Platt                            95,416(6)               1.3%
   Jeffrey H. Porter                         57,786(7)                *
   Leon J. Simkins                          717,399(8)               9.5%
   Gerald M. Stern                            6,000(9)                *
   John W. Kiefer                            70,751(10)               *
   Simon S. Ferro                            25,000(5)                *
   Ronald S. Chase                           28,750(5)                *
   Dr. John O. Brown                         39,535(11)               *

OTHER NAMED EXECUTIVE OFFICERS:
   Thomas J. Flood                          126,102(12)              1.7%
   Timothy E. Kish                           35,501(13)               *
   All current directors and executive
         officers of the Company and
         Capital Bank as a group
         (18 persons) (14)                4,952,720                 59.3%

OTHER 5% OWNERS:
   Abel Holtz
        169 E. Flagler Street
        Suite 1627
        Miami, Florida  33131               677,077(15)              9.1%(15)

   Alex Halberstein
        1221 Brickell Avenue
        Suite 1050
        Miami, Florida  33131               734,692(16)             10.0%(16)

   Lawrence A. Gordich
        Suite 1900 Barnett Tower
        701 Brickell Avenue
        Miami, Florida  33131               665,893(17)              8.9%(17)


--------------------------------
* Less than 1%

 (1) The nature of the reported beneficial ownership is unshared voting and investment power unless otherwise indicated. Beneficial ownership of Common Stock reflects shares that would be received upon the exercise of options.

 (2) Includes 322,749 shares held individually (22,500 of which Mr. Holtz has transferred voting rights to an unaffiliated third party pursuant to an irrevocable proxy) and 174,751 shares that he has the right to acquire pursuant to options (156,751 of which are currently exercisable). Mr. Holtz, individually, and together with his mother, Fana Holtz, and his brother, Javier Holtz, filed an application with the Florida Department of Banking and Finance (the "FDBF") to acquire and/or maintain control of the Company, although they do not believe that such an application is legally required. For more information, see "Legal Proceedings" in Item 3 hereof.

 (3) Includes 1,527,565 shares held individually (41,250 of which Mrs. Holtz has transferred voting rights to an unaffiliated third party pursuant to an irrevocable proxy), 1,235,304 shares over which Mrs. Holtz claims voting power and 28,000 shares that she has the right to acquire pursuant to currently exercisable options. Does not include 665,893 shares, nor presently exercisable options to purchase a total of 11,184 shares, held by her husband, Abel Holtz, as to which shares Mrs. Holtz disclaims beneficial ownership and voting power. Mrs. Holtz, individually, and together with her sons, Daniel Holtz and Javier Holtz, filed an application with the FDBF to acquire and/or maintain control of the Company, although they do not believe that such an application is legally required. For more information, see "Legal Proceedings" in Item 3 hereof.

(4) Includes 162,919 shares held individually, 15,187 shares held jointly with his wife, 22,500 shares held by his wife individually (who has transferred the voting rights of such shares to an unaffiliated third party pursuant to an irrevocable proxy) and 421 shares over which he claims voting power. Also includes 90,751 shares that Mr. Holtz has the right to acquire pursuant to options (84,751 of which are currently exercisable). Mr. Holtz, individually, and together with his mother, Fana Holtz, and his brother, Daniel Holtz, filed an application with the FDBF to acquire and/or maintain control of the Company, although they do not believe that such an application is legally required. For more information, see "Legal Proceedings" in Item 3 hereof.

 (5) Represents shares that the individual has the right to acquire pursuant to currently exercisable options.

 (6) Includes 66,666 shares held individually and 28,750 shares that Mr. Platt has the right to acquire pursuant to currently exercisable options.

 (7) Includes 27,386 shares held individually, 5,400 shares held by a partnership, of which Mr. Porter is a general partner, and 25,000 shares that Mr. Porter has the right to acquire pursuant to currently exercisable options.

 (8) Includes 516,277 shares held individually, 13 shares held as custodian for Mr. Simkins' son under the Florida Gifts to Minors Act, 170,109 shares held by a trust for the benefit of Mr. Simkins' children, 3,000 shares held by a partnership, of which Mr. Simkins and his children have sole ownership interest, and 28,000 shares he has the right to acquire pursuant to currently exercisable options.

 (9) Includes 1,000 shares held individually and 5,000 shares that Mr. Stern has the right to acquire pursuant to currently exercisable options.

(10) Includes 11,250 shares held individually and 59,501 shares that Mr. Kiefer has the right to acquire pursuant to currently exercisable options.

(11) Includes 11,535 shares held individually and 28,000 shares that Dr. Brown has the right to acquire pursuant to currently exercisable options.

(12) Includes 46,600 share held jointly by Mr. Flood and his wife and 79,502 shares that he has the right to acquire pursuant to options (73,502 of which are currently exercisable).

(13) Includes 35,501 shares that Mr. Kish has the right to acquire pursuant to options (30,501 of which are currently exercisable).

(14) The total reflects (i) shares held by directors and executive officers of Bancorp and Capital Bank and (ii) shares under option to such directors and executive officers.

(15) This information was obtained from a Schedule 13G filed with the Securities and Exchange Commission on February 14, 1997 and includes presently exercisable options held by Abel Holtz to acquire 11,184 shares. Mr. Holtz has advised the Company that he has entered into an irrevocable proxy with respect to such shares which grants the sole right and power to vote such shares to a unaffiliated third party. For more information regarding the irrevocable proxy, see footnote 17 below. In addition, he disclaims beneficial ownership as to any shares held by his wife, Fana Holtz, or his sons, Daniel Holtz and Javier Holtz.

(16) This information was obtained from a Schedule 13G filed with the Securities and Exchange Commission on February 5, 1997.

(17) This information was obtained from a schedule 13D filed with the Securities and Exchange Commission on February 19, 1997. Pursuant to an irrevocable proxy dated December 24, 1996, Mr. Gordich was granted the sole right and power to vote 665,893 shares of Common Stock beneficially owned by Abel Holtz. Pursuant to such proxy, Mr. Gordich is required to vote such shares proportionately with all other outstanding shares of Common Stock entitled to vote on any matter brought before Bancorp's shareholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Capital Bank has entered into a consulting agreement with Alex Halberstein, who is a former director and officer of Bancorp and the Bank and who is currently a principal shareholder of Bancorp. See "Consulting Agreements" within Item 11, Executive Compensation.

In addition, Bancorp has executed a promissory note payable to a corporation affiliated with Alex Halberstein. At December 31, 1996, $1,320,000 was outstanding pursuant to such loan. Interest at the prime rate is payable monthly, with principal payments in the amount of $330,000 payable annually until May 2000. In February 1997, such corporation also purchased approximately $400,000 in loans from Capital Bank. All such transactions were made substantially on the same terms as those prevailing at the time for comparable transactions with other persons.

Capital Bank leases property for its North Miami Beach branch office from a partnership composed of Messrs. Abel Holtz, Leonard Wien and Nathan Esformes, all of whom are former Directors of Bancorp, Stanley Worton and Raymond Clark, former Directors of Capital Bank, Simon Portnoy, a former Director and officer of Bancorp and Capital Bank, and David Promoff, an officer of Capital Bank. Abel Holtz serves as Trustee for the Partnership. During 1996, payments to Mr. Holtz as Trustee for the Partnership pursuant to this lease totaled approximately $163,000.

Both Capital Bank and Bancorp believe the terms of all transactions discussed above to be fair, reasonable, and similar to those available from unaffiliated parties.

See "Compensation Committee Interlocks and Insider Participation" in Item 11 hereof for additional information regarding transactions with certain directors of Bancorp and Capital Bank.

                           PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K


(A) The following documents are filed as part of this report:

    (1)  Financial statements.
         The following financial statements of the Company and its subsidiaries and the independent certified public accountant's report thereon appear in Item 8 hereof.

         Report of Independent Certified Public Accountants
         Statements of Consolidated Financial Condition as of December 31,
           1996 and 1995
         Statements of Consolidated Income for the years ended December 31,
           1996, 1995 and 1994
         Statements of Consolidated Cash Flows for the years ended December
           31, 1996, 1995 and 1994
         Statements of Consolidated Stockholders' Equity for the years ended
           December 31, 1996, 1995 and 1994
         Notes to Consolidated Financial Statements

    (2)  Financial Statement Schedules.
         Schedules are omitted because the conditions requiring their filing are not applicable or because the required information is provided in the Consolidated Financial Statements, including the Notes thereto.

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

        (3.2) Amended and Restated Bylaws of the Company (Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990.

        (3.3) Amendment to the Bylaws (Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

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

        (9.2) Shareholders Agreement dated August 8, 1980 by and between Irving Pollack and Abel Holtz (Exhibit 9.16 to the Form S-14).

        (9.3) Shareholders Agreement dated March 5, 1980 by and between Kenneth Keusch and Abel Holtz (Exhibit 9.17 to the Form S-14).

        (9.4) Shareholders Agreement dated March 5, 1990 by and between Equipa Lux. C.A. and Abel Holtz (Exhibit 9.18 to the Form S-14).

        (9.5) Shareholders Agreement dated May 9, 1980 by and between Alex Halberstein and Abel Holtz (Exhibit 9.19 to the Form S-14).

        (10.1) 1992 Stock Option Plan (Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).**

        (10.2) Amendment to the 1992 Stock Option Plan (Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).**

        (10.3) Capital Bancorp Employees' Pension Plan, as amended (Exhibit 28 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 [the "1994 10-K"]).**

         (10.4) Capital Bancorp Employees' Pension Trust Agreement, as amended (Exhibit 28.2 to the 1994 10-K).**

         (10.5) Capital Bancorp and Subsidiaries 401(k) Retirement Savings Plan (Exhibit 28.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1993).**

         (10.6) Consulting Agreement dated May 26, 1993 by and between Alex Halberstein and Capital Bank (Exhibit 19.3 to the 1994 10-K).**

         (10.7) Employment Agreement dated January 1, 1993 by and between John
W. Kiefer and Capital Factors, Inc. (Exhibit 19.4 to the 1994 10-K).**

         (10.8) Consulting Agreement dated October 7, 1994 by and between Abel Holtz and Capital Bank (Exhibit 28.6 to the 1994 10-K).**

         (10.9) License and Service Agreement dated September 30, 1994 by and between FiServ, Inc. and Capital Bank (Exhibit 10.29 to the 1994 10-K).

         (10.10) Tax Allocation and Indemnity Agreement.

         (10.11) Agreement and Plan of Merger between Capital Bank and Peoples First National Bank (Exhibit 28.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991).

         (10.12) Purchase and Assumption Agreement dated January 26, 1990 by and between Capital Bank and the Federal Deposit Insurance Corporation re:
Creditbank (Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1990).

         (10.13) Amendment to 1992 Stock Option Plan (Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 [the "June 1996 10-Q"]).**

         (10.14) Employment Agreement dated as of January 1, 1996 by and between Capital Bank and Daniel M. Holtz (Exhibit 10.2 to the June 1996 10-Q).**

         (10.15) Employment Agreement dated as of January 1, 1996 by and between Capital Bank and Thomas J. Flood (Exhibit 10.3 to the June 1996 10-Q).**

         (10.16) Employment Agreement dated as of January 1, 1996 by and between Capital Bank and Timothy E. Kish (Exhibit 10.4 to the June 1996 10-Q).**

         (10.17) Employment Agreement dated as of January 1, 1996 by and between Capital Bank and Javier J. Holtz (Exhibit 10.5 to the June 1996 10-Q).**

         (10.18) Employment Agreement dated as of January 1, 1996 by and between Capital Bank and Lucious T. Harris (Exhibit 10.6 to the June 1996 10-Q).**

         (10.19) Employment Agreement dated as of January 1, 1996 by and between Capital Bank and David Konfino (Exhibit 10.7 to the June 1996 10-Q).**

         (10.20) Employment Agreement dated as of January 1, 1996 by and between Capital Bank and Charles R. Boyce (Exhibit 10.8 to the June 1996 10-Q).**

         (10.21) Employment Agreement dated as of January 1, 1996 by and between Capital Factors Holding, Inc., Capital Factors, Inc. and John W. Kiefer (Exhibit
10.9 to the June 1996 10-Q).**

         (10.22) Amendment No. 1 to Employment Agreement dated as of January 1, 1996 by and between Capital Factors Holding, Inc., Capital Factors and John W. Kiefer (Exhibit 10.10 to the June 1996 10-Q).**

         (10.23) Amendment No. 1 to Employment Agreement dated as of January 1, 1996 by and between Capital Bank and Daniel M. Holtz.**

         (10.24) Amendment No. 1 to Employment Agreement dated as of January 1, 1996 by and between Capital Bank and Thomas J. Flood.**

         (10.25) Amendment No. 1 to Employment Agreement dated as of January 1, 1996 by and between Capital Bank and Timothy E. Kish.**

         (10.26) Amendment No. 1 to Employment Agreement dated as of January 1, 1996 by and between Capital Bank and Javier J. Holtz.**

         (10.27) Amendment No. 1 to Employment Agreement dated as of January 1, 1996 by and between Capital Bank and Lucious T. Harris.**

         (10.28) Amendment No. 1 to Employment Agreement dated as of January 1, 1996 by and between Capital Bank and David Konfino.**

         (10.29) Amendment No. 1 to Employment Agreement dated as of January 1, 1996 by and between Capital Bank and Charles R. Boyce.**

         (10.30) Agreement by and among Capital Bank, Capital Factors Holding, Inc. and Capital Factors, Inc.

         (11.1) Statement re: computation of per share earnings.

         (21.1) Subsidiaries of the Registrant.

         (23.1) Consent of Deloitte & Touche, LLP.

         (27.1) Financial Data Schedule. ***


------------------

      * Exhibits followed by a parenthetical reference are incorporated herein by reference from the document described therein.

     ** Exhibits 10.1 to 10.8 and 10.13 to 10.29 are management contracts or compensatory plans or arrangements.

    *** Filed electronically only.



(B)     Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the fourth quarter of 1996.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           CAPITAL BANCORP


DATE: March 27, 1997                       BY:   /s/ LUCIOUS T. HARRIS
                                               ---------------------------
                                                LUCIOUS T. HARRIS, Treasurer
                                                  (Principal Financial and
                                                    Accounting Officer)

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/Daniel M. Holtz            Chairman of the Board of        March 27, 1997
-----------------------------   Directors, President and
  Daniel M. Holtz               Principal Executive Officer


  /s/Fana Holtz                 Vice Chairman of the            March 27, 1997
-----------------------------   Board of Directors
  Fana Holtz


  /s/Hugh F. Culverhouse, Jr.   Director                        March 27, 1997
-----------------------------
  Hugh F. Culverhouse, Jr.


  /s/Russell Galbut             Director                        March 27, 1997
-----------------------------
  Russell Galbut


  /s/Craig L. Platt             Director                        March 27, 1997
-----------------------------
  Craig L. Platt


  /s/Jeffrey H. Porter          Director                        March 27, 1997
-----------------------------
  Jeffrey H. Porter


  /s/Leon J. Simkins            Director                        March 27, 1997
-----------------------------
  Leon J. Simkins


  /s/Gerald M. Stern            Director                        March 27, 1997
-----------------------------
  Gerald M. Stern


                                 CAPITAL BANCORP

                                    FORM 10-K

                               Index to Exhibits*
                               ------------------

                                                                Sequentially
                                                                  Numbered
Exhibit No.                                                         Page
----------                                                      -------------
10.10  Tax Allocation and Indemnity Agreement.

10.23  Amendment No. 1 to Employment Agreement dated as of
       January 1, 1996 by and between Capital Bank and Daniel
       M. Holtz.**

10.24  Amendment No. 1 to Employment Agreement dated as of
       January 1, 1996 by and between Capital Bank and Thomas
       J. Flood.**

10.25  Amendment No. 1 to Employment Agreement dated as of
       January 1, 1996 by and between Capital Bank and Timothy
       E. Kish.**

10.26  Amendment No. 1 to Employment Agreement dated as of
       January 1, 1996 by and between Capital Bank and
       Javier J. Holtz.**

10.27  Amendment No. 1 to Employment Agreement dated as of
       January 1, 1996 by and between Capital Bank and
       Lucious T. Harris.**

10.28  Amendment No. 1 to Employment Agreement dated as of
       January 1, 1996 by and between Capital Bank and
       David Konfino.**

10.29  Amendment No. 1 to Employment Agreement dated as of
       January 1, 1996 by and between Capital Bank and
       Charles R. Boyce.**

10.30  Agreement by and among Capital Bank, Capital Factors
       Holding, Inc. and Capital Factors, Inc.

11.1   Statement re: computation of per share earnings.

21.1   Subsidiaries of the Registrant.

23.1   Consent of Deloitte & Touche, LLP.

27.1   Financial Data Schedule.***


------------

* All other exhibits listed under Item 14 of Part IV of the Form 10-K are incorporated by reference to documents previously filed, as indicated therein.

** Exhibits 10.23 to 10.29 are management contracts or compensatory plans or arrangements.

*** Filed electronically only.