Form 10-Q
period 1997-03-31
CAPITAL BANCORP/FL
filed 1997-05-15
CIK 702164

=================================================================
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-Q
(Mark One)
[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended March 31, 1997
                             OR

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file no. 2-26080

                         CAPITAL BANCORP
      ------------------------------------------------------
       (Exact name of registrant as specified in its charter)

      FLORIDA                                  59-2160717
------------------------------             -------------------
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)           Identification Number)


         1221 Brickell Avenue, Miami, Florida           33131
-------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

                           (305) 536-1500
          ----------------------------------------------------
          (Registrant's telephone number, including area code)

                           Not applicable.
           -----------------------------------------------------
           (Former name, former address and former fiscal year,
                      if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
___X___    Yes   ______  No

As of May 9, 1997, there were 7,573,595 shares of the registrant's Common Stock outstanding.
=================================================================

ITEM 1.           PART I.  FINANCIAL INFORMATION
                 CAPITAL BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CONDITION
                    (In Thousands of Dollars)

                                      March 31,       December 31,
                                        1997             1996
                                     -----------      ------------
                                      (Unaudited)      (Audited)

ASSETS
   Cash and due from banks              $  105,771       $  128,359
   Federal funds sold and securities
    purchased under agreement to resell     10,000           52,900
                                        ----------       ----------
       Cash and cash equivalents           115,771          181,259
                                        ----------       ----------
   Securities held to maturity
   (market value 3/31/97 - $29,331,
   12/31/96 - $ 31,647)                     29,396           31,425
   Securities available for sale
   (at market value)                       187,512          187,061
                                        ----------       ----------
       Total securities                    216,908          218,486
                                        ----------       ----------

   Loans                                   854,742         830,330
     Less allowance for loan losses         (9,718)         (9,333)
     Less unearned income                   (3,388)         (2,964)
                                        ----------      ----------
        Loans, net                         841,636         818,033
                                        ----------      ----------

   Accounts receivable - factoring
     subsidiary, net                       479,822         449,528
   Premises and equipment, net              28,935          29,171
   Due from customers on acceptances        21,613          29,900
   Other real estate                         3,469           3,632
   Accrued interest and other assets        31,533          32,889
                                        ----------      ----------
       Total assets                     $1,739,687      $1,762,898
                                        ==========      ==========
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
   Deposits:
     Non-interest bearing
      deposits                          $  288,127      $  315,800
     Savings and money market deposits     297,754         302,651
     Time deposits                         478,742         478,374
                                        ----------      ----------
       Total deposits                    1,064,623       1,096,825
                                        ----------      ----------
   Funds purchased and securities sold
     under agreements to repurchase         87,953          79,905
   Bank acceptances outstanding             21,613          29,900
   Due to clients - factoring subsidiary   189,986         191,489
   Long-term debt                          211,420         202,220
   Other liabilities                        12,741          15,207
                                        ----------      ----------
       Total liabilities                 1,588,336       1,615,546
                                        ----------      ----------
   Minority interest in
     consolidated subsidiary                12,044          11,610
                                        ----------      ----------
   Stockholders' equity:
     Common stock, $1.00 par value
       Authorized - 20,000,000 shares
       Issued and outstanding - 7,562,131
       shares - 3/31/97, 7,533,726
       shares - 12/31/96                     7,562           7,534
     Capital surplus                        13,455          13,219
     Retained earnings                     120,384         115,827
     Unrealized loss on securities
      available for sale,
      net of applicable taxes               (2,094)           (838)
                                        ----------      ----------
       Total stockholders' equity          139,307         135,742
                                        ----------      ----------
       Total liabilities, minority
       interest and stockholders'
       equity                           $1,739,687       $1,762,898
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


                               Page 2
------------------------------------------------------------------

                CAPITAL BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF INCOME
            (In Thousands of Dollars Except Per Share Data)
                           (Unaudited)

                                         Three Months Ended
                                             March 31,
                                         -------------------
                                         1997       1996
                                        -------    -------
INTEREST INCOME:
   Loans                                $19,554     $17,309
   Advances-factoring clients             7,858       6,032
   Securities                             3,495       3,628
   Federal funds sold                       651         636
   Other                                    120         340
                                        -------     -------
      Total interest income              31,678      27,945
                                        -------     -------
INTEREST EXPENSE:
   Savings and money market deposits      1,776       1,711
   Time deposits                          6,509       5,619
   Short-term borrowings                    976         905
   Long-term debt                         3,695       3,132
                                        -------     -------
      Total interest expense             12,956      11,367
                                        -------     -------
      Net interest income                18,722      16,578
   Provision for loan losses              1,525         600
   Provision for doubtful accounts-
     factoring subsidiary                 1,400       1,100
                                        -------     -------
      Net interest income after
        provisions                       15,797      14,878
                                        -------     -------
OTHER INCOME:
   Factoring revenues                     7,987       6,480
   Service charges on deposits            3,492       2,962
   Fees on letters of credit              1,005       1,143
   Securities gains                          57          --
   Other operating income                 1,280       1,193
                                        -------     -------
      Total other income                 13,821      11,778
                                        -------     -------
OTHER EXPENSES:
   Salaries and employee benefits        11,555      10,026
   Occupancy expense, net                 1,518       2,016
   Other operating expenses,net           7,560       7,533
                                        -------     -------
      Total other expenses               20,633      19,575
                                        -------     -------
   Minority interest in net income of
      consolidated subsidiaRy                434          --
                                         -------     ------
   Income before income taxes              8,551       7,081
   Provision for income taxes              3,364       2,679
                                         -------     -------

   Net income                            $ 5,187     $ 4,402
                                         =======     =======
   Earnings per common and common
      equivalent share:
         Primary                        $   .64     $   .54
                                        =======     =======
         Fully diluted                  $   .64     $   .54
                                        =======     =======
   Cash dividends declared per share of
      common stock                      $ .0833     $ .0833
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

                           Page 3
------------------------------------------------------------------

              CAPITAL BANCORP AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS
                (In Thousands of Dollars)
                       (Unaudited)

                                              Three Months Ended
                                                  March 31,
                                            ----------------------
                                               1997         1996
                                             --------    --------

Cash flows from operating activities:
   Net income                                $  5,187   $  4,402
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
   Provision for loan losses                    1,525        600
   Provision for doubtful accounts-factoring
     subsidiary                                 1,400      1,100
   Depreciation and amortization                1,203      1,187
   Net losses on other real estate                 75        212
   Securities gains                               (57)        --
   (Gain) loss on disposal of premises
     and equipment                                 (1)         5
   Minority interest in net income of
     consolidated subsidiary                      434         --
   Decrease in accrued interest
     and other assets                           2,098       1,969
   (Decrease) increase in other liabilities    (2,468)        436
                                             --------    --------
      Net cash provided by operating
       activities                               9,396       9,911
                                             --------    --------
Cash flows from investing activities:
   Proceeds from maturities of securities
      held to maturity                          2,032       6,034
   Purchase of securities held to maturity         --     (12,000)
   Proceeds from sale of securities
     available for sale                         7,028          --
   Proceeds from maturities of securities
      available for sale                        5,549       34,168
   Purchase of securities available
      for sale                                (14,971)     (15,941)
   Net (increase) decrease in loans           (25,188)      10,445
   Proceeds from sale of premises
     and equipment                                  3           --
   Purchase of premises and equipment            (970)        (775)
   Proceeds from sale of other real estate        201          770
   Improvements to other real estate              (53)        (110)
   Increase in accounts receivable-factoring
      subsidiary (net of due to clients)      (33,197)     (33,039)
                                             --------     --------
      Net cash used in investing activities   (59,566)     (10,448)
                                             --------     --------
Cash flows from financing activities:
   Net decrease in deposits                   (32,202)     (53,798)
   Net increase (decrease) in Federal
     funds purchased and securities sold
     under agreements to repurchase             8,048       (6,076)
   Proceeds from issuance of long-term debt     9,200           --
   Cash dividends paid                           (628)        (621)
   Proceeds from exercise of stock options        280           83
   Repurchase of Common Stock                     (16)          --
                                             --------     --------
      Net cash used in financing activities   (15,318)     (60,412)
                                             --------     --------
Net decrease in cash and cash equivalents     (65,488)     (60,949)
Cash and cash equivalents at beginning
  of period                                   181,259      213,903
                                             --------     --------
Cash and cash equivalents at end of period   $115,771     $152,954
                                             ========     ========
Supplemental Disclosures

Cash paid during the period for:
   Interest                                  $ 12,978     $ 11,491
                                             ========     ========
   Income taxes                              $     --     $    536
                                             ========     ========
Non-cash activities:
   Increase in the unrealized loss on
    securities available for sale, net of
    applicable benefits in 1997 - ($742)
    and in 1996 - $(710)                     $ (1,256)    $ (1,201)
                                             ========     ========
   Loans transferred to other real estate    $     60     $    597
                                             ========     ========


See accompanying notes to consolidated financial statements.

                           Page 4
------------------------------------------------------------------

                CAPITAL BANCORP AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1997


NOTE 1:  Basis of Presentation
------------------------------

The Consolidated Statements of Condition for Capital Bancorp and its subsidiaries (the "Company") as of March 31, 1997 and December 31, 1996, the Consolidated Statements of Income for the three-month periods ended March 31, 1997 and 1996 and the Consolidated Statements of Cash Flows for the three-month periods ended March 31, 1997 and 1996 included in this Form 10-Q have been prepared by the Company in conformity with the instructions to Form 10-Q and
Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited except for the Consolidated Statement of Condition as of December 31, 1996.

The accounting policies followed for interim financial reporting are consistent with the accounting policies set forth in Note 1 to the Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

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

NOTE 2: Risk Elements - Loans and Advances
------------------------------------------
Foreign Outstandings
--------------------

Foreign outstandings included in the loan portfolio consisted of the following (in thousands of dollars):
                                 March 31             December 31,
                                   1997                  1996
                                -------------         ------------
   Performing trade credits       $130,880               $141,620
   Other performing loans           14,627                  3,767
   Non-accrual loans                    96                     96
                                  --------               --------
                                  $145,603               $145,483
                                  ========               ========

Performing trade credits consist primarily of refinanced letters of credit, acceptances purchased and pre-export financings principally to banks that are located in foreign countries. Cash collateral maintained at the Bank as offsets to outstanding foreign loans totaled $24.7 million at March 31, 1997 compared to $23.9 million at year end 1996. In addition to the outstanding foreign loans, at March 31, 1997 and December 31, 1996 there were $20.3 million and $20.8 million, respectively, due primarily from foreign customers on acceptances, offset by $2.6 million and $2.3 million, respectively, of cash collateral maintained at the Bank.

Cross border outstandings include loans, acceptances, acceptances purchased, pre-export financings and other interest bearing assets. The following is a list of cross border outstandings at March 31, 1997 and December 31, 1996 for those countries for which the total amount of outstandings, net of (a) any written guarantees of principal or interest by domestic or other non-local third parties (other than the foreign government) and (b) the value of any tangible liquid collateral that may be netted against the outstandings, exceeded 1% of consolidated total assets (in thousands of dollars):

                      March 31                  December 31,
                        1997                       1996
                     -----------                -----------
   Brazil              $22,931       Peru            $29,127
   Argentina            20,916       Brazil           23,153
   Peru                 18,804       Argentina        20,243
                                     Guatemala        17,632
                       -------                       -------
                       $62,651                       $90,155
                       =======                       =======
                           Page 5
------------------------------------------------------------------

At March 31, 1997, the Bank had cross border outstandings to Ecuador and Guatemala aggregating $15.1 million and $14.7 million, respectively, which exceeded .75%, but were less than 1% of consolidated total assets. At December 31, 1996, the Bank had no net cross border outstandings that exceeded .75% but were less than 1% of consolidated total assets.

At March 31, 1997 and December 31, 1996, the Bank held other interest earning assets totaling $7.6 million issued by debtors located in foreign countries.

Impaired Loans
--------------

At March 31, 1997 and December 31, 1996, the recorded investment in certain loans that was considered impaired under SFAS No. 114 was $5.9 million and $4.9 million, respectively, all of which were on non-accrual status at the respective dates. Measurement for impairment of $5.5 million and $4.3 million of these loans was based on the estimated value of collateral at March 31, 1997 and December 31, 1996, respectively, and the remainder was measured based on the present value of projected cash flows. These loans required a SFAS No. 114 reserve for possible credit losses of $1.9 million and $1.3 million, which is included within the overall allowance for loan losses at March 31, 1997 and December 31, 1996, respectively. The average recorded investment in impaired loans during the three months ended March 31, 1997 and 1996 was $5.5 million and $5.7 million, respectively.

At March 31, 1997 and December 31, 1996, the recorded investment in client advances that were considered impaired under SFAS No. 114 was $1.3 million and $660,000, respectively, all of which were on non-accrual status at the respective dates. Measurement for impairment was based on the estimated value of collateral. These advances required a SFAS No. 114 reserve for possible credit losses of $150,000 and $30,000 at March 31, 1997 and December 31, 1996,
respectively, which is included within the overall allowance for doubtful accounts.

Non-accrual and Past Due Loans and Advances
-------------------------------------------

Management evaluates past due and non-accrual loans and advances regularly in connection with estimating the provisions and the allowances for loan losses and doubtful accounts, taking into consideration the value of collateral and the prospects for repayment of principal and collectibility of interest. Loans and advances are classified on a non-accrual basis when management deems that collectibility of interest is doubtful, which is after 90 days of past due status, or at an earlier date if full collectIbility is doubtful, unless the loan or advance is well secured and in the process of collection. Charge offs to the allowances are made when a loss is deemed probable.

At March 31, 1997 there were $233,000 of loans that were over 90 days past due and still accruing interest, as compared to $264,000 at December 31, 1996. Included in loans 90 days past due and still accruing interest were commercial and consumer loans of $120,000 and $113,000, respectively, at March 31, 1997 as compared to commercial and consumer loans of $152,000 and $112,000, respectively, at December 31, 1996. Loans which are over 90 days past due and still accruing interest are in the process of collection and are deemed to be well secured.

Following is a summary of non-accrual loans and advances (in thousands of dollars):

                                     March 31        December 31,
                                        1997             1996
                                    -----------     ------------
   Commercial loans                   $ 4,015          $ 2,874
   Foreign loans                           96               96
   Real estate loans                    1,824            1,881
   Consumer loans                       1,026              546
                                      -------          -------
   Total                                6,961            5,397

   Advances                             1,287              660
                                      -------          -------
   Total non-accrual loans
     and advances                     $ 8,248          $ 6,057
                                      =======          =======

Non-accrual loans increased to $7.0 million at March 31, 1997, reflecting increases in commercial and consumer non-accrual loans. The increase in commercial non-accrual loans is primarily the result of loans totaling $1.5 million that were transferred to non-accrual status in 1997, of which $1.4 million was with three borrowers. The increase in non-accrual advances is primarily the result of the transfer of advances to one client to non-accrual status partially offset by payoffs of advances previously on non-accrual status. Management has instituted collection procedures in connection with non-accrual loans and advances and has established allowances for loan losses and doubtful accounts deemed adequate to absorb potential losses, based on information currently available. Many of the factors considered in management's determination as to the adequacy of the allowances involve a significant degree of estimation and are subject to rapid changes that may be unforeseen by management.

                           Page 6
------------------------------------------------------------------

Changes to these factors could result in future adjustments to the allowances for loan losses and doubtful accounts.

NOTE 3:  Litigation
-------------------

The Company and certain of its present and former directors and officers are defendants in two lawsuits, one of which is a shareholder derivative law suit. Such law suits allege that certain of the defendants engaged in a number of allegedly improper and illegal activities. No monetary relief is sought from the Company other than costs in the derivative action. The Company does not believe that the outcome of the foregoing litigation will have a material adverse effect on the consolidated financial condition, results of operations or liquidity of the Company.

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

NOTE 4:  Subsequent Event
-------------------------

On April 30, 1997, the trust formed by Capital Factors, Inc. in connection with the securitization of its factored advances issued a foUrth series of variable rate asset-backed securities (the "Variable Funding Certificates"). The Variable Funding Certificates include the issuance of $96.25 million of senior certificates, which bear interest at LIBOR plus 0.75%, and $4.75 million of senior subordinated certificates, which bear interest at LIBOR plus 1.50%. Unlike the previously issued series of asset backed certificates that were fixed as to principal amount, the Variable Funding Certificates provide for a monthly settlement of principal, which may increase or decrease the outstanding amount. Approximately $37.8 million of the Variable Funding Certificates were funded at closing. Additional borrowings of up to the full $100.0 million may be made to the extent that Capital Factors, Inc. generates additional eligible advances. The Variable Funding Certificates mature in April 2002.


                           Page 7
------------------------------------------------------------------

ITEM 2.
              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                CAPITAL BANCORP AND SUBSIDIARIES

INTRODUCTION
------------

Capital Bancorp ("Bancorp") is a bank holding company which conducts operations principally through Capital Bank (the "Bank"), a wholly-owned subsidiary, and Capital Factors Holding, Inc., an 81%-owned subsidiary of the Bank. The Bank operates a commercial banking franchise through 28 offices located in the South Florida area. Capital Factors Holding, Inc. and its subsidiaries ("Capital Factors") are principally engaged in providing receivables-based commercial financing and related fee-based credit, collection and management information services through offices located in Ft. Lauderdale, Florida; New York, New York; Los Angeles, California; Charlotte, North Carolina and a limited service office in Atlanta, Georgia. Throughout this discussion, Bancorp and its subsidiaries are collectively referred to as the "Company."

In addition, this Form 10-Q contains certain "forward-looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in the Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors which are noted herein, including, but not limited to, potential impact of changes in interest rates, credit risks and collateral, dependence on management and key personnel, supervision and regulation issues, competition, changes in regional economic conditions, ability of the Company to continue its operating strategies and current litigation and regulatory matters.

FINANCIAL CONDITION - MARCH 31, 1997 VS. DECEMBER 31, 1996
----------------------------------------------------------

Overview
--------

Total consolidated assets decreased $23.2 million, or 1%, during the first three months of 1997, which included a decrease of $33.7 million in non-interest earning assets offset by an increase of $10.5 million in interest earning assets. The decrease in total consolidated assets was comprised primarily of decreases of $65.5 million in cash and cash equivalents and $8.3 million in due from customers on acceptances and was offset by increases of $30.3 million in net accounts receivable - factoring subsidiary and $23.6 million in net loans. Total consolidated liabilities decreased $27.2 million and included a decrease of $39.9 million in non-interest bearing balances (of which $27.7 million relates to non-interest bearing deposits) offset by an increase of $12.7 million in interest bearing balances. Total stockholders' equity increased $3.6 million, to $139.3 million, primarily as a result of earnings in excess of dividends declared.

Loans
-----

During the first three months of 1997, total loans increased $24.4 million, or 3%, with an increase primarily in real estate loans offset by a decrease in commercial loans.

Substantially all of the Company's real estate lending is commercial in nature, including construction financing for new residential developments and short-term (5 to 7 years) first mortgages on income producing properties. Real estate loans increased $34.6 million, or 13%, during the first three months of 1997, including increases of $20.6 million in mortgage loans and $14.2 million in construction loans. Real estate loans totaled $309.8 million and $275.1 million at March 31, 1997 and December 31, 1996, respectively.

At March 31, 1997, commercial loans totaled $213.3 million, $40.3 million of which were asset-based loans at Capital Factors. Asset-based loans are collateralized primarily by receivables owned by the borrowers. The risks associated with asset-based lending are similar to those involved in Capital Factors' traditional factoring activities and primarily involve the credit quality of the receivables accepted as collateral. The experience in monitoring receivables that Capital Factors has gained through its traditional factoring activities is beneficial in managing this activity. During 1997 commercial loans decreased $9.5 million, or 4%.

Cash and Cash Equivalents
-------------------------

The decrease in cash and cash equivalents was composed of decreases of $42.9 million in federal funds sold and securities purchased
                           Page 8
------------------------------------------------------------------
under agreements to resell and $22.6 million in cash and due from banks. Cash and cash equivalents were used to invest in loans and accounts receivable advances, as well as to fund deposit withdrawals.

Accounts Receivable - Factoring Subsidiary
------------------------------------------

Accounts receivable - factoring subsidiary, net increased $30.3 million, or 7%, to $479.8 million as a result of an overall increase in factoring volume. Capital Factors, as well as the factoring industry, has historically experienced and expects to continue to experience seasonal fluctuations in its factored sales volume and factoring fees, which generally is highest during the period from August to November. A principal reason for the fluctuation is the seasonality in the sales of certain of Capital Factors' clients, especially those in the apparel industry. Factored sales volume and factoring fees also typically increase during the first quarter as a result of the apparel industry, which ships more goods during March as compared to December in order to fill increased customer orders in anticipation of the ensuing spring season. Capital Factors purchases receivables from its clients and records a liability payable to the clients at the time of such purchase. From time to time, the liability is reduced by advance payments by Capital Factors to the clients, prior to the contractual payment date for the receivables purchased. Such advance payments are interest earning balances of Capital Factors. Interest earning advances, net of client interest bearing credit balances, amounted to $296.3 million at March 31, 1997, compared to $263.5 million at December 31, 1996. Balances due to factoring clients for receivables purchased were $190.0 million and $191.5 million at March 31, 1997 and December 31, 1996, respectively. Non-accrual advances were $1.3 million and $660,000 at March 31, 1997 and December 31, 1996, respectively, and are considered in the assessment of the allowance for doubtful accounts for adequacy (see "Provision for Doubtful Accounts - Capital Factors" below).

Deposits
--------

Total deposits were $1,064.6 million at March 31, 1997 and $1,096.8 million at December 31, 1996. The decrease in total deposits included a decrease of $27.7 million in non-interest bearing deposits and a decrease of $20.5 million decrease in commercial and industrial demand deposits. Management believes that such deposit outflows are in the normal course of business.

The Company does not operate any foreign offices; however, as a result of the activities of the Bank's International Division, foreign customers maintain deposit accounts with the Bank. Deposits by foreign customers amounted to $188.2 million at March 31, 1997 and $190.7 million at December 31, 1996, representing 18% of total deposits at both dates. The level of these deposits is, in part, related to the level of trade finance activity conducted by the Company, and is also affected by economic trends in foreign countries.

Short-Term Borrowings
---------------------

The Company's short-term borrowings primarily represent securities sold under agreements to repurchase on an overnight basis involving retail customers. From time to time, the Company may also access wholesale repurchase sources for seven to 90 day periods for short-term liquidity management purposes. Retail repurchase agreements increased $8.0 million to $88.0 million during the first three months of 1997.

Long-Term Debt
--------------

At March 31, 1997 Capital Factors had outstanding three series of Variable Rate Asset Backed Certificates aggregating $175.0 million. Such certificates bear interest at LIBOR plus 1.25% (6.69% at March 31, 1997, excluding annualized transaction costs of 0.37%) before transaction costs and are scheduled to mature in December 1999 ($100.0 million), June 2000 ($25.0 million) and January 2001 ($50.0 million).

Capital Factors has also established a $40 million revolving credit facility with an unaffiliated lender. Borrowings under this facility bear interest at LIBOR plus 2.15% (7.59% at March 31, 1997) and mature in March 1999. During 1997 borrowings under this credit facility increased $9.2 million to $25.1 million at March 31, 1997. Also, Capital Factors has privately placed a $10 million subordinated note with an unaffiliated lender. The note bears interest at a fixed rate of 7.95% and matures in July 2001.

On April 30, 1997, the trust formed by Capital Factors, Inc. in connection with the securitization of its factored advances issued a fourth series of variable rate asset-backed securities (the "Variable Funding Certificates"). The Variable Funding Certificates include the issuance of $96.25 million of senior certificates, which bear interest at LIBOR plus 0.75%, and $4.75 million of senior subordinated certificates, which bear interest at LIBOR plus 1.50%. Unlike the previously issued series of asset backed certificates that were fixed as to principal amount, the Variable Funding Certificates provide for a monthly settlement of principal, which may increase or decrease the outstanding amount. Approximately $37.8 million of the Variable Funding Certificates were funded at closing. Additional borrowings of up to the full $100.0 million may be made to the extent that Capital Factors, Inc. generates additional eligible advances. The Variable Funding Certificates mature in April 2002.


                           Page 9
------------------------------------------------------------------

CAPITAL RESOURCES
-----------------

Stockholders' equity increased $3.6 million during the first three months of 1997 primarily as a result of net income of $5.2 million and was offset by an increase in the unrealized loss on securities available for sale of $1.3 million (net of tax) and dividends declared of $600,000.

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

At March 31, 1997 and December 31, 1996, the regulatory capital ratios of the Company and the Bank were as follows:

                                                        Minimum
                     Company            Bank         Requirement of
               -----------------  -----------------  --------------
               3/31/97  12/31/96  3/31/97  12/31/96
               -------  --------  -------  --------
Leverage ratio   8.65%     8.38%    8.27%     8.03%        3%*

Tier One ratio  10.66%    10.84%   10.17%    10.37%        4%

Total ratio     11.58%    11.75%   11.09%    11.28%        8%

--------------------
  *Banking regulators expect institutions to maintain an excess of 1 to 2% above the minimum.

In the opinion of management, these ratios are sufficient to protect depositors and facilitate future growth. The Company's management continuously reviews capital adequacy. The various alternatives for generating equity from internal and external sources are constantly under review to ascertain the most effective approach for the Company. The Company has traditionally provided most of its capital through retained earnings. For the first three months of 1997 and 1996, the Company's annualized internal capital generation ratio was 13.61% and 13.37%, respectively.

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

Cash and cash equivalents totaled $115.8 million and $181.3 million at March 31, 1997 and December 31, 1996, respectively. During the first three months of 1997, the Company used $59.6 million and $15.3 million in investing and financing activities, respectively, while generating $9.4 million from operating activities.

                           Page 10
------------------------------------------------------------------

During the first three months of 1997, net new advances by Capital Factors amounted to $33.2 million, and net new loans amounted to $25.2 million. The Company also used cash and cash equivalents to fund net deposit outflows of $32.2 million. The Company provided cash and cash equivalents from its financing activities by borrowing an additional $9.2 million under Capital Factors' revolving credit facility and purchasing $8.0 million of Federal funds and securities sold under agreements to repurchase. Although the decrease in deposits used $32.2 million in cash flows, deposits are expected to remain a primary source of liquidity.

The liquidity position is monitored daily by management to maintain a level of liquidity conducive to efficient operations and is continuously evaluated as part of the asset/liability management process (as discussed further below in "Asset/Liability Management and Interest Rate Risk") to maintain liquidity levels conducive to efficient operations. Considerations in managing the Company's liquidity position include scheduled cash flows from existing assets and liabilities, as well as projected liquidity needs arising from commitments to lend.

In the normal course of business, the Company utilizes various financial instruments with off-balance sheet risk to meet the financing needs of its customers. These off-balance sheet activities include commitments to extend credit, commercial letters of credit and standby letters of credit. The liquidity, credit and market risks associated with these financial instruments are generally managed in conjunction with the Company's balance sheet activities and are subject to normal credit policies, financial controls and risk limiting and monitoring procedures. At March 31, 1997, the Company had outstanding commitments to extend credit, commercial letters of credit and standby letters of credit amounting to $253.2 million, $94.2 million and $18.5 million, respectively. In the normal course of business, some of these commitments may expire without being drawn upon. The Company expects to meet funding requirements resulting from these commitments by using its traditional sources of liquidity.

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

Liquidity is also important for Bancorp and the ability of Bancorp to meet debt service requirements, pay dividends to stockholders and satisfy other liquidity needs is primarily dependent on the Bank's ability to continue the payment of dividends. The ability of the Bank to pay dividends is governed by Florida statutes. At periodic intervals, state or federal regulatory agencies routinely examine Bancorp and the Bank as part of their legally prescribed oversight of the banking industry and may further restrict the payment of dividends or other activities by regulatory action. At March 31, 1997, the Bank was not subject to any restrictions on the payment of dividends other than statutory.

For the 12 months commencing March 31, 1997, Bancorp's estimated debt service and stockholder dividend requirements total approximately $2.9 million. At March 31, 1997, Bancorp had available cash balances of $8.6 million and management believes liquidity at March 31, 1997 was satisfactory.

Asset/Liability Management and Interest Rate Risk
-------------------------------------------------

The Company's exposure to interest rate changes is managed by a review of the maturity and repricing characteristics of assets and liabilities, as well as the composition of these items. Attention is directed primarily to assets and liabilities that mature or can be repriced within a period of 30 to 365 days. The Company matches the maturities of a significant portion of its assets and liabilities to minimize variability in net interest income within a 12 to 18 month period. This practice serves to minimize liquidity risk and interest rate risks. Prudent risks are taken, however, by leaving certain assets and liabilities unmatched in an effort to benefit from the interest rate sensitivity created. The Company currently does not use off-balance sheet derivative instruments to manage interest rate risk.

                           Page 11
------------------------------------------------------------------

Interest rates earned and paid on interest earning assets and interest bearing liabilities are influenced both by factors outside the control of management, such as current market interest rates (e.g., prime, LIBOR) and factors controlled by management (e.g., rates paid on deposits). Management can further influence net interest income by adjusting the mix of assets and liabilities between fixed and floating rate instruments, or adjusting the duration of these items. To an extent, management's ability to control these factors is contingent upon customer demand or acceptance of the products offered by the Company. At March 31, 1997, the Company's cumulative one-year gap (the difference between interest earning assets and interest bearing liabilities) was negative $69.4 million, or approximately 5% of total earning assets. Management does not believe the Company's operating results will be significantly impacted by changes in interest rates over the next year.

Maintenance of satisfactory funding levels allows the Company to position itself so that the risks of interest rate fluctuations are decreased. This, together with a high percentage of variable rate assets, provides a more consistent margin between interest earning assets and interest bearing liabilities. For the first three months of 1997, the average yield on interest earning assets was 9.24%. For the first three months of 1997, the average rate paid on interest bearing deposit liabilities was 4.32%, while the average rate paid for other interest bearing liabilities was 6.50%. To the extent that non-deposit liabilities grow faster than deposits, the Company's overall cost of funds will likely rise, contributing to a decrease in net interest income. At this time, management does not believe these factors will have a significant adverse impact on net interest income.

The following table provides a summary analysis of maturity and repricing characteristics of the Company's interest earning assets and interest bearing liabilities at March 31, 1997. For purposes of this analysis, regular passbook savings and NOW and money market accounts are included as repricing in 90 days or less. The difference between the maturities and repricing intervals applicable to interest earning assets and interest bearing liabilities is commonly referred to as the "gap."

            INTEREST RATE SENSITIVITY BY MATURITY
                      OR REPRICING DATES
                   (In Millions of Dollars)

                       90 days  91-180   181-365   Over
                       or less   days     days   one year   Total
                       -------  ------   ------  --------  ------
Interest earning assets:
Securities              $ 25.2  $ 12.2   $ 8.3   $ 171.2   $ 216.9
Loans(1)                 450.0    67.2    50.3     280.3     847.8
Other earning assets(2)  314.4      --      --        .2     314.6
                        ------  ------  ------   -------   -------
Total interest
  earning assets         789.6    79.4    58.6     451.7   1,379.3
                        ------  ------  ------   -------   -------
Interest bearing
  liabilities:
Interest bearing
   deposits              494.2    97.4   116.0      68.9     776.5
Short-term borrowings     88.0      --      --        --      88.0
Long-term debt           201.4      --      --      10.0     211.4
                        ------  ------  ------   -------   -------
Total interest
  bearing liabilities    783.6    97.4   116.0      78.9   1,075.9
                        ------  ------  ------   -------   -------

Gap                        6.0   (18.0)  (57.4)    372.8   $ 303.4
                        ------  ------  ------   -------   =======
Cumulative Gap          $  6.0  $(12.0) $(69.4)  $ 303.4
                        ======  ======  ======   =======

-------------------------
(1) Excludes non-accrual loans of $7.0 million.
(2) Excludes non-accrual advances of $1.3 million.

                           Page 12
------------------------------------------------------------------

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997 AND 1996
------------------------------------------------------------------

General
-------

The Company recorded net income of $5.2 million for the three months ended March 31, 1997, compared to $4.4 million for the three months ended March 31, 1996. The increase was primarily a result of an improved net interest margin and higher factoring revenue offset by higher provisions for credit losses and higher salaries and employee benefits. Both primary and fully diluted earnings per share were $.64 for the three months ended March 31, 1997 compared to $.54, for the same period in 1996. For the three months ended March 31, 1997, the Company's annualized returns on average assets was 1.20% compared to 1.15% for the same period in 1996. The annualized return on average stockholders' equity was 15.26% in 1997 compared to 15.34% in 1996.

Lines of Business
--------------------

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

                 BUSINESS SEGMENT DATA
                (In Thousands of Dollars)

                                            Three Months Ended
                                                March 31,
                                       -------------------------
                                         1997            1996
                                       --------        --------
Net interest income and
 non-interest income:
  Domestic banking activities         $  17,867     $  16,288
  Foreign banking activities              2,535         2,513
                                     ----------    ----------
   Total banking activities              20,402        18,801

  Factoring activities                   12,214         9,571
  Inter company                             (73)(1)       (16)(1)
                                     ----------    ----------
      Total                          $   32,543        28,356
                                     ==========    ==========

Income before income taxes:
  Domestic banking activities        $    4,968    $    5,684
  Foreign banking activities              1,643            22
                                     ----------    ----------
      Total banking activities            6,611         5,706

  Factoring activities                    3,800         3,129
  Minority interest in factoring
    activities, net of applicable taxes    (434)           --
  Corporate and other                    (1,426)(2)    (1,754)(2)
                                     ----------    ----------
      Total                          $    8,551    $    7,081
                                     ==========    ==========

-------------------------
(1) Inter company operating results primarily reflect service charges on Capital Factors' accounts at the Bank.

(2) Corporate and other includes costs associated with various activities and functions, including the operations of Bancorp (parent only), certain senior management of the Bank and other administrative costs.

                           Page 13
------------------------------------------------------------------

Net interest income derived from domestic banking activities amounted to $13.1 million and $12.2 million for the three months ended March 31, 1997 and 1996, respectively, primarily reflecting higher levels of average interest earning assets. Non-interest income from domestic banking activities amounted to $4.7 million and $4.1 million in 1997 and 1996, respectively. The increase in non-interest income in 1997 compared to 1996 was primarily due to an increase in service charges on deposits. Operating results from domestic activities was also affected by higher provisions for domestic loan losses. Based on management's assessment of the allowance for loan losses and the domestic loan portfolio, the provision for domestic loan losses increased $2.3 million, from a credit of $600,000 for the three months ended March 31, 1996 to a provision of $1.7 million for the comparable period of 1997. See "ASSET QUALITY REVIEW" and "Allowance for Loan Losses" below for additional discussion.

The Company does not operate any foreign offices. Foreign banking operations principally arise from the Company's trade finance lending to, and issuance of letters of credit on behalf of, banks and financial institutions located in Central and South America. Net interest income from foreign banking activities totaled $1.5 million and $1.4 million in 1997 and 1996, respectively. Net interest income increased in 1997 compared to 1996 primarily as a result of higher levels of average earning foreign loans and higher average rates earned on those loans. Non-interest income from foreign banking activities primarily represents letter of credit fees and amounted to $1.0 million and $1.2 million in 1997 and 1996, respectively. Operating results from foreign banking activities increased primarily as a result of lower provisions for foreign loan losses. The provision for foreign loan losses decreased $1.1 million, from $1.2 million for the three months ended March 31, 1996 to a credit of $196,000 for the comparable period of 1997. The 1996 provision reflects approximately $1.1 million for certain exposures in connection with several loans to a Panamanian bank for which the Panamanian government suspended operations during the first quarter.

The Company's factoring activities continued to grow in 1997, due primarily to the increase in new clients. Non-interest income, which primarily represents factoring commissions, amounted to $8.1 million and $6.6 million in 1997 and 1996, respectively, reflecting increased accounts receivable purchased from $564.0 million in 1996 to $730.2 million in 1997. Net interest income derived from factoring activities amounted to $4.1 million and $3.0 million in 1997 and 1996, respectively. Growth in average interest earning assets, primarily in advances, due to business development gave rise to this increase. The increases in net interest income and non-interest income were offset by increases in non-interest
expenses and provisions for doubtful accounts.   The increase in
non-interest expenses was primarily the result of the expansion of factoring activities.


Net Interest Income
-------------------
Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds. Net interest income totaled $18.7 million and $16.6 million for the three months ended March 31, 1997 and 1996, respectively. Loan fees included in net interest income amounted to $556,000 and $451,000 in 1997 and 1996, respectively. Net interest income on a fully tax-equivalent basis, including loan fees, totaled $18.9 million in 1997 compared to $16.9 million in 1996.

The following table sets forth information on yields earned and rates paid by the Company for the three month periods ended March 31, 1997 and 1996, and should be read in conjunction with the net interest income analysis directly following such table. Yield and interest on tax-exempt loans and securities have been adjusted to reflect tax-equivalent basis using the Federal tax rate of 35%. Loans and accounts receivable-advances on non-accrual status have been included in average balances for purposes of computing average yield or rate. Yields on securities available for sale have been computed based on amortized cost.


                           Page 14
------------------------------------------------------------------


                                               YIELDS EARNED AND RATES PAID
                                             (All Dollar Amounts in Thousands)
                                              FOR THE THREE MONTHS ENDED MARCH 31
                                      --------------------------------------------------------------------------
                                                 1997                                         1996
                                      -----------------------------              -------------------------------
                                                            Average                                      Average
                                       Average               Yield                 Average                Yield
                                       Balance    Interest  Or Rate                Balance    Interest   Or Rate
                                      ----------  --------  -------              -----------  --------  --------
ASSETS
Interest earning assets:
  Loans, net of unearned income:
   U.S. Borrowers                     $  678,639  $  16,522   9.87%               $  575,633  $ 14,105     9.86%
   Foreign Borrowers                     151,050      2,730   7.33                   133,234     2,398     7.24
   Tax-exempt                             11,802        465  16.00                    17,305       697    16.20
                                      ----------  ---------  -----                ----------  --------    -----
     Total loans                         841,491     19,717   9.50                   726,172    17,200     9.53

  Accounts receivable
   advances - factoring
   subsidiary                            277,196      7,859  11.50                   204,615     6,032    11.86

         Securities:

  Securities held to maturity:
   Taxable                                26,994        497   7.47                    20,799       411     7.95
   Tax-exempt                              2,208         59  10.90                     3,092        83    10.75
  Securities available for sale:
   Taxable                               190,537      2,959   6.30                   211,318     3,163     6.02
  Federal funds sold
   and other interest earning
   assets                                 59,470        771   5.26                    71,379       976     5.50
                                      ----------  ---------  -----                ----------  --------    -----

    Total interest earning
     assets                            1,397,896     31,862   9.24                 1,237,375    27,865     9.06
                                                  ---------                                   --------

Less allowance for loan losses
 and doubtful accounts                   (12,764)                                    (14,623)
Cash and due from banks                  100,566                                      88,208
Due from customers on
  acceptances                             22,835                                      28,565
Other real estate                          3,606                                       6,792
Other assets                             242,048                                     189,176
                                      ----------                                  ----------
    Total                             $1,754,187                                  $1,535,493
                                      ==========                                  ==========

                           Page 15
------------------------------------------------------------------

                                   YIELDS EARNED AND RATES PAID
                                  (All Dollar Amounts in Thousands)
                                 FOR THE THREE MONTHS ENDED MARCH 31
                           --------------------------------------------------------------------------
                                                    1997                                       1996
                                      -----------------------------              -------------------------------
                                                            Average                                      Average
                                       Average               Yield                 Average                Yield
                                       Balance    Interest  Or Rate                Balance    Interest   Or Rate
                                      ----------  --------  -------              ----------  ---------  --------

LIABILITIES, MINORITY INTEREST AND
  STOCKHOLDERS' EQUITY
Interest bearing liabilities:
 Deposits:
  Savings and Money Market            $  295,289  $   1,775   2.44%               $  279,467  $  1,711     2.46%
  Time                                   483,183      6,509   5.46                   409,419     5,619     5.52
                                      ----------  ---------  -----                ----------  --------    -----
         Total interest bearing
     deposits                            778,472      8,284   4.32                   688,886     7,330     4.28

Short-term borrowings                     88,940        976   4.45                    79,931       898     4.52

Long-term borrowings                     203,461      3,696   7.37                   176,650     3,139     7.15
                                      ----------  ---------  -----                ----------  --------    -----
           Total interest bearing
            liabilities                1,070,873     12,956   4.91                   945,467    11,367     4.84
                                      ----------  ---------  -----                ----------  --------    -----
Non-interest bearing
  deposits                               303,721                                     305,495
Bank acceptances outstanding              22,835                                      28,565
Other liabilities                        207,067                                     140,531
Minority interest in
  consolidated subsidiary                 11,806                                          --
Stockholders' equity                     137,885                                     115,435
                                      ----------                                  ----------
    Total liabilities,
     minority interest and
     stockholders' equity             $1,754,187                                  $1,535,493
                                      ==========                                  ==========
    Net interest earnings/
     yield                                        $  18,906   5.48%                          $ 16,498     5.36%
                                                  =========  =====                           ========    =====

    Net interest spread                                       4.33%                                       4.22%
                                                             =====                                       =====
    Utilization rate                                         79.69%                                      80.59%
                                                             =====                                       =====

                           Page 16
------------------------------------------------------------------
/TABLE

Net interest income in the first three months of 1997 increased $2.1 million over the same period in 1996 and was comprised of an increase of $3.7 million in interest income offset by an increase of $1.6 million in interest expense. The increase in net interest income was due to an increase in average interest earning assets (primarily loans and advances) to $1.4 billion in 1997 from $1.2 billion in 1996, and an increase in the net interest margin to 5.48% in 1997 from 5.36% in 1996. Average interest bearing liabilities increased to $1.1 billion in 1997 from $945.5 million in 1996. The increase in average interest bearing liabilities occurred primarily in time deposits and long-term borrowings. Approximately 60% of the increase in interest expense was attributable to interest expense on deposits and is primarily the result of an increase in average time deposits partially offset by lower average rates paid on such deposits. Average time deposits increased $73.8 million, or 18%, for the first three months of 1997 to $483.2 million and represented 62% of average interest bearing deposits in 1997 compared to 59% in 1996.

See "Asset/Liability Management and Interest Rate Risk" above for a discussion of factors that may affect net interest income.

Provision for Loan Losses
-------------------------

For the first three months of 1997, the provision for loan losses increased $925,000 to $1.5 million as compared to $600,000 during the same period in 1996. The increase reflects the increase in non-accrual and other potential problem loans in the Bank's domestic loan portfolio. The assessment of the adequacy of the provision involves a significant degree of estimation and is subject to change. See "ASSET QUALITY REVIEW" and "Allowance for Loan Losses" below for additional discussion.

Provision for Doubtful Accounts - Capital Factors
-------------------------------------------------

For the first three months in 1997, the provision for doubtful accounts amounted to $1.4 million compared to $1.1 million for the same period in 1996. For the three months ended March 31, 1997 and 1996, net charge offs as a percentage of accounts receivable purchased was .14% and .25%, respectively. For the same periods, the percentage of provision for doubtful accounts to accounts receivable purchased was .19% and .20%, respectively. Based on these relationships, and a review of the recorded allowance and accounts receivable at each period end, management believes the provisions and allowance to be adequate to absorb known and inherent losses in the accounts receivable portfolio. Because the assessment of the adequacy of the allowance and provisions for credit losses involves a significant degree of estimation and is subject to change, future provisions for credit losses may be greater or less than actual charge offs. See "ASSET QUALITY REVIEW -- Allowance for Doubtful Accounts - Capital Factors" below for additional discussion.

Other Income
------------

Other income increased $2.0 million, or 17% for the three months ended March 31, 1997 compared to the same period in 1996. The increase in other income consisted primarily of an increase of $1.5 million in factoring revenues. The Company, through Capital Factors, operates factoring offices in Fort Lauderdale, Florida, Los Angeles, California, New York, New York, Charlotte, North Carolina, and a limited service office in Atlanta, Georgia.
Capital Factors is a specialized financial services company principally engaged in providing receivables-based commercial financing and related fee-based credit, collection and management information services. Capital Factors' clients are primarily small to medium size companies in various industries, including textile, apparel and furniture manufacturing and, recently, entities involved in the health care and temporary employment services industries.

Accounts receivable purchased totaled $730.2 million and $564.0 million for the first three months of 1997 and 1996, respectively, representing an increase of 29%. Factoring commissions increased 24% for the same period and totaled $6.8 million or 49% of total other income for the three months ended March 31, 1997 compared to $5.5 million or 47% of total other income for the same period in 1996. Although Capital Factors experienced increased commission income as a result of increased factored accounts receivable, commission income as a percentage of factored accounts receivable declined from .98% in 1996 to .93% in 1997. This decline was primarily the result of lower factoring fees charged to high volume clients in the New York market and a lower fee structure, partly because of high volume clients, in the Charlotte market. Capital Factors typically receives lower factoring fees from high volume customers because, among other reasons, high volume clients do not have the same servicing needs as smaller clients, requiring less labor intensive services to be performed by Capital Factors, and because there is increased competition for such client's business.

                           Page 17
------------------------------------------------------------------

Other Expenses
--------------

Other expenses increased $1.1 million, or 5%, consisting primarily of an increase of $1.5 million in salaries and employee benefits offset by a decrease of $498,000 in net occupancy expense.

Salaries and employee benefits totaled $11.6 million in 1997 compared to $10.0 million in 1996. Approximately $1.2 million of the $1.5 million increase was at Capital Factors due to expansion of factoring activities.

Net occupancy expense totaled $1.5 million in 1997 compared to $2.0 million in 1996. The decrease primarily reflects a decrease in rent expense resulting from the renegotiation of the operating lease for the Company's main office.

Provision (Benefit) for Income Taxes
------------------------------------

The Company's effective tax rate varies with changes primarily in the derivation of pre-tax income by state, in the proportion of tax-exempt income and in corporate tax rates. The provision for income taxes for the three months ended March 31, 1997 aggregated 38% of pre-tax income, after considering effect of minority interest in net income of consolidated subsidiary, unchanged from 38% for the same period in 1996.

Impact of Inflation and Changing Prices
---------------------------------------

The impact of inflation on the Company is reflected primarily in the increased costs of operations. These increased costs are generally passed on to customers in the form of increased service fees. Because the primary assets and liabilities of the Company are monetary in nature, the impact of inflation on interest rates has, and is expected to continue to have, an effect on net income.

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






                           Page 18
------------------------------------------------------------------

ASSET QUALITY REVIEW
--------------------

The following table summarizes the Company's non-accrual loans and advances, past due loans, other potential problem loans and restructured loans and assets as of the dates indicated (in thousands of dollars):

                           March 31,                   December 31,
                             1997                         1996
                          ---------                  ------------
Non-accrual
 loans:
   Domestic                $  6,865                     $  5,301
   Foreign                       96                           96

90 days past due
 or more:
   Domestic                     233                          264
   Foreign                       --                           --
                           --------                     --------

     Sub total                7,194                        5,661

Non-accrual advances          1,287                          660
                           --------                     --------
     Total                 $  8,481                     $  6,321
                           ========                     ========

Other potential
  problem loans            $  8,336                     $  5,532
                           ========                     ========

Restructured
 loans (1)                 $  8,271                     $  8,293
                           ========                     ========

Restructured
 assets (2)                $  3,595                     $  3,593
                           ========                     ========

-------------------------

(1) Represents troubled debt restructurings as defined by Statement of Financial Accounting Standards No. 15. These loans were in compliance with terms at March 31, 1997.

(2) Represents securities available for sale (at market value) received in connection with restructured foreign loans. These bonds were in compliance with terms at March 31, 1997.

Domestic non-accrual loans aggregated $6.9 million at March 31, 1997, compared to $5.3 million at year end 1996. Domestic non-accrual loans aggregated 1.0% and .9% of total domestic loans at March 31, 1997 and December 31, 1996, respectively. The increase in domestic non-accrual loans resulted primarily from the transfer of several commercial loans, which totaled $1.5 million, from accrual status to non-accrual status.

Foreign non-accrual loans aggregated $96,000 at March 31, 1997 and December 31, 1996 and represented .1% of total foreign loans at both dates. See "Allowance for Loan Losses" below for additional discussion.

Impaired loans aggregated $5.9 million and $4.9 million at March 31, 1997 and December 31, 1996, respectively. All impaired loans at March 31, 1997 and December 31, 1996 were on non-accrual status. See "Allowance for Loan Losses" below for additional discussion.

Advances made by Capital Factors are placed on non-accrual status when the loan balance, including interest, is considered impaired and exceeds the estimated value of the underlying receivables or collateral. Non-accrual advances amounted to $1,287,000 at March 31, 1997, compared to $660,000 at December 31, 1996. The increase in non-accrual advances is primarily the result of the transfer of one advance to non-accrual status offset by the payoff of one advance previously on non-accrual status. See "RESULTS OF OPERATIONS -- Provision for Doubtful Accounts - Capital Factors" above and "Allowance for Doubtful Accounts - Capital Factors" below for additional information.

                           Page 19
------------------------------------------------------------------

Other potential problem loans are loans that management has identified where known information about possible credit problems causes management to have doubts as to the ability of borrowers to comply with present loan repayment terms. All such loans at March 31, 1997 and December 31, 1996 were with domestic borrowers. Other potential problem loans at March 31, 1997 totaled $8.3 million, and primarily consisted of two real estate loans aggregating $6.9 million and several commercial loans aggregating $1.3 million. At December 31, 1996 other potential problem loans totaled $5.5 million, and primarily consisted of one real estate loan of $2.7 million and several commercial loans totaling $2.4 million. During 1997 management identified one new real estate loan totaling $4.1 million as a potential problem loan and transferred two commercial loans totaling $1.2 million that were identified as potential problem loans at December 31, 1996 to non-accrual status. See "RESULTS OF OPERATIONS -- Provision for Loan Losses" above for additional discussion.

Allowance for Loan Losses
-------------------------

The allowance for loan losses is maintained at a level deemed adequate by management to absorb potential loan losses in the portfolio after evaluating the loan portfolio, the financial condition of borrowers, current economic conditions, changes in the nature and volume of the portfolio, past loan loss experience and other pertinent factors. Many of these factors involve a significant degree of estimation and are subject to rapid changes which could be unforeseen by management. As a consequence, the possibility exists that management's evaluation of the adequacy of the allowance could change, and such change could be material, as additional information becomes known. While the Company considers the allowance for loan losses to be adequate at March 31, 1997, management is unable to predict the amount, if any, of future provisions to the allowance.

The following table summarizes the activity in the allowance for loan losses for the periods indicated (dollar amounts in thousands):
                                           Three Months Ended
                                                March 31,
                                      ---------------------------
                                        1997               1996
                                      --------           --------
Allowance for loan
 losses at January 1                  $  9,333           $ 11,789

Loans charged off:
  Commercial and financial                (372)              (104)
  Foreign                                   --                 --
  Real estate - mortgage                   (33)                --
  Consumer                                (933)              (825)
                                      --------           --------
   Total loans charged off              (1,338)              (929)
                                      --------           --------
Recoveries on loans
 previously charged off:
  Commercial and financial                 37                 76
  Foreign                                  --                 --
  Real estate - mortgage                    5                 10
  Consumer                                156                 86
                                     --------           --------
    Total recoveries                      198                172
                                     --------           --------
    Net loans charged off              (1,140)              (757)
                                     --------           --------
Additions to allowance
 charged to operating expense           1,525                600
                                     --------           --------
Allowance for loan
 losses at March 31                  $  9,718           $ 11,632
                                     ========           ========
Average amount of
 loans outstanding for the year      $841,491           $726,172
                                     ========           ========
Ratio of net loans
 charged off to average
 loans outstanding for
 the period (1) (2)                       .55%               .42%
                                     ========           ========
---------------------

(1)  Before deduction of allowance for loan losses.

(2)  Annualized.
                           Page 20
------------------------------------------------------------------

The allowance for loan losses totaled $9.7 million and $9.3 million at March 31, 1997 and December 31, 1996, respectively, representing 1.1% of outstanding loans at March 31, 1997 and December 31, 1996. The ratio of the allowance for loan losses to non-accrual loans was 140% at March 31, 1997 compared to 173% at December 31, 1996. The ratio of the allowance to total non-performing loans (non-accrual loans and loans past due 90 days or more) was 135% and 165% at March 31, 1997 and December 31, 1996, respectively. The decrease in these ratios primarily reflects the increase in non-accrual commercial loans. While the above mentioned ratios have declined, the Company considers the allowance for loan losses to be adequate to absorb potential losses in the portfolio. At March 31, 1997 the total allowance included $8.0 million allocated for domestic loans, $1.2 million allocated for foreign exposure and $518,000 unallocated. At December 31, 1996, the domestic allocation was $7.4 million, foreign was $1.3 million and $633,000 was unallocated.

The allowance allocated for domestic loans increased as a result of management's evaluation of potential problem loans in the commercial and real estate mortgage portfolio at March 31, 1997. Management does not believe the composition of domestic potential problem loans represents material deteriorating trends, but are isolated to specific borrowers.

The allowance allocated for foreign loans decreased as a result of management's evaluation of the portfolio. Based on an assessment of the information currently available, management believes the allowance allocated for foreign loans at March 31, 1997 to be adequate. It is possible, however, that future deterioration in the repayment capacity of foreign borrowers could result in additional non-performing loans and additions to the allowance for loan losses in amounts not determinable at this time.

During the first three months of 1997, domestic loan charge offs generally increased compared to the same period in 1996 primarily as a result of increases in commercial loan charge offs.

Allowance for Doubtful Accounts - Capital Factors
-------------------------------------------------

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
                                        Three Months Ended
                                           March 31,
                                   ----------------------------
                                      1997               1996
                                   ---------          ---------
Allowance for doubtful accounts
  at January 1                     $   2,994           $  2,981
Provision for credit losses            1,400              1,100
Charge offs                           (1,176)            (1,488)
Recoveries                               176                 91
                                   ---------           --------

Allowance for doubtful accounts
  at March 31                      $   3,394           $  2,684
                                   =========           ========

The adequacy of the provision for credit losses recorded by Capital Factors is assessed by management based in part on the level of net charge offs relative to accounts receivable purchased. These statistics are believed to be significant indicators of inherent losses because the receivables portfolio turns over approximately seven times each year. Accounts receivable which are past due are charged off when, in the opinion of management, collection from the customer, client or collateral realization, if any, is unlikely.
In making this determination, management considers the quality of the collateral, the creditworthiness of the customer and client, economic conditions and other factors which may be relevant. This statistical assessment is supplemented by a review of the recorded allowance for credit losses at each month end relative to total accounts receivable at month end, taking into consideration specific potential problem accounts, accounts purchased with recourse where payment has not been made by Capital Factors to its client, and other factors which may be relevant. See "RESULTS OF OPERATIONS -- Provision for Doubtful Accounts - Capital Factors" above for additional discussion.


                           Page 21
------------------------------------------------------------------

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


A motion to dismiss this derivative action was filed by Bancorp in January 1997. A hearing on such motion commenced on May 9, 1997 and is currently ongoing.

Other Litigation
----------------

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

Regulatory Matter
-----------------

The administrative hearing regarding the application by Daniel Holtz, Chairman of the Board, Chief Executive Officer and President of Bancorp, Fana Holtz, the Vice-Chairman of the Board, and Javier Holtz, an executive officer of Bancorp, to acquire and/or maintain a controlling interest in the Bank through their ownership and control of Bancorp, commenced in August 1996 and ended in early November. An order has not yet been entered on the application but is anticipated in the second or third quarter of 1997.



                           Page 22
------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)
       Exhibit 10.1 -    Second Amendment to Employment Agreement
       dated as of January 1, 1996 by and between Capital Bank and Charles Boyce.*

       Exhibit 10.2 -    Second Amendment to Employment Agreement
       dated as of January 1, 1996 by and between Capital Bank and Daniel M. Holtz.*

       Exhibit 10.3 -    Second Amendment to Employment Agreement
       dated as of January 1, 1996 by and between Capital Bank and David Konfino.*

       Exhibit 10.4 -    Second Amendment to Employment Agreement
       dated as of January 1, 1996 by and between Capital Bank and Javier J. Holtz.*

       Exhibit 10.5 -    Second Amendment to Employment Agreement
       dated as of January 1, 1996 by and between Capital Bank and Thomas J. Flood.*

       Exhibit 10.6 -    Second Amendment to Employment Agreement
       dated as of January 1, 1996 by and between Capital Bank and Lucious T. Harris.*

       Exhibit 10.7 -    Second Amendment to Employment Agreement
       dated as of January 1, 1996 by and between Capital Bank and Timothy E. Kish.*

       Exhibit 10.8 -    Second Amendment to Employment Agreement
       dated as of January 1, 1996 by and between Capital Factors
       Holding, Inc., Capital Factors, Inc. and John W. Kiefer.*

       Exhibit 10.9 -    Form of Indemnification Agreement between
       Capital Bancorp or Capital Bank, and each of its directors and executive officers.

       Exhibit 10.10 -  Second Amendment to Lease Agreement.

       Exhibit 11   -    Calculation of Earnings Per Share

       Exhibit 27   -    Financial Data Schedule - This exhibit is
       incorporated by reference to Exhibit 27 set forth in the March 31, 1997 Form 10-Q electronically filed on May 15,
       1997.

-------------------------

       *Exhibits 10.1 to 10.8 are management contracts or compensatory plans or arrangements.


(b) No Current Reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.


                           Page 23
------------------------------------------------------------------

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















                           Page 24
------------------------------------------------------------------