Form 10-Q
period 1997-06-30
CAPITAL BANCORP/FL
filed 1997-08-14
CIK 702164

==============================================================================


                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549

                                           FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to ________________

Commission file no. 2-26080

                                 CAPITAL BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           FLORIDA                                           59-2160717
-------------------------------                      -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification Number)


         1221 Brickell Avenue, Miami, Florida                   33131
-------------------------------------------------------------------------------
      (Address of Principal Executive Offices)                (Zip Code)

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
   X  Yes        No
 ----      ----

As of August 8, 1997, there were 7,595,323 shares of the registrant's Common Stock outstanding.


===============================================================================

ITEM 1.                  PART I.  FINANCIAL INFORMATION
                        CAPITAL BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                            (In Thousands of Dollars)


                                                                         June 30,        December 31,
                                                                           1997              1996
                                                                       -----------       -----------
                                                                       (Unaudited)        (Audited)
ASSETS
   Cash and due from banks                                             $   118,019       $   128,359
   Federal funds sold and securities purchased
     under agreement to resell                                             165,000            52,900
                                                                       -----------       -----------
       Cash and cash equivalents                                           283,019           181,259
                                                                       -----------       -----------
   Securities held to maturity (market value 6/30/97 -
     $29,403, 12/31/96 - $ 31,647)                                          29,260            31,425
   Securities available for sale (at market value)                         191,886           187,061
                                                                       -----------       -----------
       Total securities                                                    221,146           218,486
                                                                       -----------       -----------

   Loans                                                                   851,617           830,330
     Less allowance for loan losses                                        (10,807)           (9,333)
     Less unearned income                                                   (3,345)           (2,964)
                                                                       -----------       -----------
       Loans, net                                                          837,465           818,033
                                                                       -----------       -----------
   Accounts receivable - factoring subsidiary, net                         479,702           449,528
   Premises and equipment, net                                              31,041            29,171
   Due from customers on acceptances                                        21,869            29,900
   Other real estate                                                         2,868             3,632
   Accrued interest and other assets                                        33,220            32,889
                                                                       -----------       -----------
       Total assets                                                    $ 1,910,330       $ 1,762,898
                                                                       ===========       ===========
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
   Deposits:
     Non-interest bearing deposits                                     $   305,163       $   315,800
     Savings and money market deposits                                     291,531           302,651
     Time deposits                                                         600,884           478,374
                                                                       -----------       -----------
       Total deposits                                                    1,197,578         1,096,825
                                                                       -----------       -----------
   Funds purchased and securities
       sold under agreements to repurchase                                  81,805            79,905
   Bank acceptances outstanding                                             21,869            29,900
   Due to clients - factoring subsidiary                                   176,529           191,489
   Long-term debt                                                          257,075           202,220
   Other liabilities                                                        16,502            15,207
                                                                       -----------       -----------
       Total liabilities                                                 1,751,358         1,615,546
                                                                       -----------       -----------
   Minority interest in consolidated subsidiary                             12,631            11,610
                                                                       -----------       -----------
   Stockholders' equity:
     Common stock, $1.00 par value
       Authorized - 20,000,000 shares
       Issued and outstanding - 7,585,925 shares - 6/30/97,
       7,533,726 shares - 12/31/96                                           7,586             7,534
     Capital surplus                                                        13,677            13,219
     Retained earnings                                                     125,991           115,827
     Unrealized loss on securities available
      for sale, net of applicable taxes                                       (913)             (838)
                                                                       -----------       -----------
       Total stockholders' equity                                          146,341           135,742
                                                                       -----------       -----------
       Total liabilities, minority interest
        and stockholders' equity                                       $ 1,910,330       $ 1,762,898
                                                                       ===========       ===========


See accompanying notes to consolidated financial statements

                        CAPITAL BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (In Thousands of Dollars Except Per Share Data)
                                   (Unaudited)

                                                       Three Months Ended        Six Months Ended
                                                             June 30,                 June 30,
                                                     --------------------      --------------------
                                                       1997         1996         1997      1996
                                                     -------      -------      -------      -------
INTEREST INCOME:
   Loans                                             $20,161      $17,588      $39,715      $34,897
   Advances-factoring clients                          8,766        6,860       16,624       12,892
   Securities                                          3,648        3,769        7,143        7,397
   Federal funds sold                                  1,477        1,336        2,128        1,972
   Other                                                 148          127          268          467
                                                     -------      -------      -------      -------
      Total interest income                           34,200       29,680       65,878       57,625
                                                     -------      -------      -------      -------
INTEREST EXPENSE:
   Savings and money market deposits                   1,730        1,751        3,506        3,462
   Time deposits                                       7,258        5,977       13,767       11,596
   Short-term borrowings                                 951          933        1,927        1,838
   Long-term debt                                      4,547        3,613        8,242        6,745
                                                     -------      -------      -------      -------
      Total interest expense                          14,486       12,274       27,442       23,641
                                                     -------      -------      -------      -------

      Net interest income                             19,714       17,406       38,436       33,984
   Provision for loan losses                           2,175        1,700        3,700        2,300
   Provision for doubtful accounts-
    factoring subsidiary                                 800        1,000        2,200        2,100
                                                     -------      -------      -------      -------
      Net interest income after provisions            16,739       14,706       32,536       29,584
                                                     -------      -------      -------      -------

OTHER INCOME:
   Factoring revenues                                  8,708        7,284       16,695       13,764
   Service charges on deposits                         3,650        3,166        7,142        6,128
   Fees on letters of credit                           1,048        1,037        2,053        2,180
   Securities gains                                       --           --           57           --
   Other operating income                              1,937        1,966        3,217        3,159
                                                     -------      -------      -------      -------
      Total other income                              15,343       13,453       29,164       25,231
                                                     -------      -------      -------      -------

OTHER EXPENSES:
   Salaries and employee benefits                     11,697       10,003       23,252       20,029
   Occupancy expense, net                              1,926        2,073        3,444        4,089
   Other operating expenses, net                       8,111        7,481       15,671       15,014
                                                     -------      -------      -------      -------
      Total other expenses                            21,734       19,557       42,367       39,132
                                                     -------      -------      -------      -------

   Minority interest in net income of
      consolidated subsidiary                            587           --        1,021           --
                                                     -------      -------      -------      -------

   Income before income taxes                          9,761        8,602       18,312       15,683
   Provision for income taxes                          3,520        3,437        6,884        6,116
                                                     -------      -------      -------      -------

   Net income                                        $ 6,241      $ 5,165      $11,428      $ 9,567
                                                     =======      =======      =======      =======
   Earnings per common and common
     equivalent share:
         Primary                                     $   .76      $   .64      $  1.40      $  1.18
                                                     =======      =======      =======      =======
         Fully diluted                               $   .75      $   .64      $  1.38      $  1.18
                                                     =======      =======      =======      =======

   Cash dividends declared per share of
      common stock                                   $ .0833      $ .0833      $ .1666      $ .1666
                                                     =======      =======      =======      =======



See accompanying notes to consolidated financial statements.

                        CAPITAL BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                        -------------------------
                                                                           1997          1996
                                                                        ---------       ---------
Cash flows from operating activities:
   Net income                                                           $  11,428       $   9,567
   Adjustments to reconcile net income to net
      cash provided by operating activities:
   Provision for loan losses                                                3,700           2,300
   Provision for doubtful accounts-factoring subsidiary                     2,200           2,100
   Securities gains                                                           (57)             --
   Depreciation and amortization                                            2,369           2,405
   Net (loss) gain on other real estate                                       142            (327)
   (Gain) loss on disposal of premises and equipment                           (4)             16
   Minority interest in net income of consolidated subsidiary               1,021              --
   Increase in accrued interest and other assets                             (288)         (1,819)
   Increase in other liabilities                                            1,290           2,703
                                                                        ---------       ---------
      Net cash provided by operating activities                            21,801          16,945
                                                                        ---------       ---------
Cash flows from investing activities:
   Proceeds from maturities of securities
      held to maturity                                                      2,171           6,096
   Purchase of securities held to maturity                                     --         (14,000)
   Proceeds from sale of securities available for sale                      7,028              --
   Proceeds from maturities of securities
      available for sale                                                   15,517          58,027
   Purchase of securities available for sale                              (27,416)        (44,539)
   Net increase in loans                                                  (23,241)        (25,888)
   Proceeds from sale of premises and equipment                                14               9
   Purchase of premises and equipment                                      (4,270)         (1,704)
   Proceeds from sale of other real estate                                    750           4,364
   Improvements to other real estate                                          (19)           (571)
   Increase in accounts receivable-factoring
      subsidiary (net of due to clients)                                  (47,334)        (49,354)
                                                                        ---------       ---------
      Net cash used in investing activities                               (76,800)        (67,560)
                                                                        ---------       ---------
Cash flows from financing activities:
   Net increase (decrease) in deposits                                    100,753          (4,524)
   Net increase in Federal funds purchased and securities
     sold under agreements to repurchase                                    1,900             977
   Proceeds from issuance of long-term debt                                55,185          29,300
   Repayment of long-term debt                                               (330)           (330)
   Cash dividends paid                                                     (1,259)         (1,242)
   Proceeds from exercise of stock options                                    508             148
   Repurchase of Common Stock                                                 (24)             --
   Reissuance of cancelled Common Stock                                        26              --
                                                                        ---------       ---------
      Net cash provided by financing activities                           156,759          24,329
                                                                        ---------       ---------

Net increase (decrease) in cash and cash equivalents                      101,760         (26,286)

Cash and cash equivalents at beginning of period                          181,259         213,903
                                                                        ---------       ---------

Cash and cash equivalents at end of period                              $ 283,019       $ 187,617
                                                                        =========       =========






                                  (Continued)
                                      -4-

                        CAPITAL BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                            (In Thousands of Dollars)
                                   (Unaudited)

                                                                    Six Months Ended
                                                                        June 30,
                                                                 ----------------------
                                                                   1997          1996
                                                                 --------     --------
Supplemental Disclosures

Cash paid during the period for:
   Interest                                                      $ 26,795       $ 23,753
                                                                 ========       ========

   Income taxes                                                  $  9,580       $  5,530
                                                                 ========       ========
Non-cash activities:
   Increase in the unrealized loss on
    securities available for sale, net of applicable
    benefits in 1997 - $(43) and in 1996 - $(1,057)              $    (75)      $ (1,788)
                                                                 ========       ========
   Loans and advances transferred to other real estate           $    127       $    685
                                                                 ========       ========
   Loans recorded in connection
     with sales of other real estate                             $     19       $     --
                                                                 ========       ========









See accompanying notes to consolidated financial statements.

                        CAPITAL BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997

NOTE 1:  BASIS OF PRESENTATION
------------------------------

The Consolidated Statements of Condition for Capital Bancorp and its subsidiaries (the "Company") as of June 30, 1997 and December 31, 1996, the Consolidated Statements of Income for the three- and six-month periods ended June 30, 1997 and 1996 and the Consolidated Statements of Cash Flows for the six-month periods ended June 30, 1997 and 1996 included in this Form 10-Q have been prepared by the Company in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited except for the Consolidated Statement of Condition as of December 31, 1996.

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

NOTE 2: RISK ELEMENTS - LOANS AND ADVANCES
------------------------------------------

Foreign Ooutstandings
---------------------

Foreign outstandings included in the loan portfolio consisted of the following (in thousands of dollars):
                                       June 30,           December 31,
                                         1997                  1996
                                       --------           ------------
   Performing trade credits            $115,447               $141,620
   Other performing loans                10,637                  3,767
   Non-accrual loans                         96                     96
                                       --------               --------
                                       $126,180               $145,483
                                       ========               ========

Performing trade credits consist primarily of refinanced letters of credit, acceptances purchased and pre-export financings principally to banks that are located in foreign countries. Cash collateral maintained at the Bank as offsets to outstanding foreign loans totaled $18.2 million at June 30, 1997 compared to $23.9 million at year end 1996. In addition to the outstanding foreign loans, at June 30, 1997 and December 31, 1996 there were $17.2 million and $20.8 million, respectively, due primarily from foreign customers on acceptances, offset by $2.5 million and $2.3 million, respectively, of cash collateral maintained at the Bank.

Cross border outstandings include loans, acceptances, acceptances purchased, pre-export financings and other interest bearing assets. The following is a list of cross border outstandings at June 30, 1997 and December 31, 1996 for those countries for which the total amount of outstandings, net of (a) any written guarantees of principal or interest by domestic or other non-local third parties (other than the foreign government) and (b) the value of any tangible liquid collateral that may be netted against the outstandings, exceeded 1% of consolidated total assets (in thousands of dollars):

                   June 30,                                 December 31,
                     1997                                        1996
                   -------                                  ------------
   Peru            $24,655                  Peru                $29,127
   Brazil           23,740                  Brazil               23,153
                   -------                  Argentina            20,243
                   $48,395                  Guatemala            17,632
                   =======                                      -------
                                                                $90,155
                                                                =======

At June 30, 1997, the Bank had cross border outstandings to Argentina aggregating $18.7 million which exceeded .75%, but were less than 1% of consolidated total assets. At December 31, 1996, the Bank had no net cross border outstandings that exceeded .75% but were less than 1% of consolidated total assets.

At June 30, 1997 and December 31, 1996, the Bank held debt securities totaling $7.9 million and $7.6 million, respectively,issued by debtors located in foreign countries.

Impaired Loans
--------------

At June 30, 1997 and December 31, 1996, the recorded investment in certain loans that were considered impaired under SFAS No. 114 was $15.1 million and $4.9 million, respectively, all of which were on non-accrual status at the respective dates. Measurement for impairment of $11.3 million and $4.3 million of these loans was based on the estimated value of collateral at June 30, 1997 and December 31, 1996, respectively, and the remainder was measured based on the present value of projected cash flows. These loans required a SFAS No. 114 reserve for possible credit losses of $2.8 million and $1.3 million at June 30, 1997 and December 31, 1996, respectively, which is included within the overall allowance for loan losses. The average recorded investment in impaired loans during the six months ended June 30, 1997 and 1996 was $6.3 million and $7.6 million, respectively.

At June 30, 1997 and December 31, 1996, the recorded investment in client advances that were considered impaired under SFAS No. 114 was $972,000 and $660,000, respectively, all of which were on non-accrual status at the respective dates. Measurement for impairment was based on the estimated value of collateral. These advances required a SFAS No. 114 reserve for possible credit losses of $190,000 and $30,000 at June 30, 1997 and December 31, 1996,
respectively, which is included within the overall allowance for doubtful accounts.

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

At June 30, 1997 there were $346,000 of loans that were over 90 days past due and still accruing interest, as compared to $264,000 at December 31, 1996. Loans which are over 90 days past due and still accruing interest are in the process of collection and are deemed to be well secured.

Following is a summary of non-accrual loans and advances (in thousands of dollars):

                                           June 30,        December 31,
                                             1997             1996
                                           --------        ------------
   Commercial loans                         $ 3,161          $ 2,874
   Foreign loans                                 96               96
   Real estate loans                         11,799            1,881
   Consumer loans                               666              546
                                            -------          -------
   Total                                     15,722            5,397

   Advances                                     972              660
                                            -------          -------
   Total non-accrual loans and advances     $16,694          $ 6,057
                                            =======          =======

Non-accrual loans increased to $15.7 million at June 30, 1997, primarily reflecting an increase in real estate non-accrual loans. The increase in real estate non-accrual loans resulted primarily from the transfer of three loans aggregating $10.4 million to non-accrual status during the second quarter of 1997. Each of these three loans is secured by a first mortgage on real estate. Management has instituted collection procedures or workout arrangements in connection with non-accrual loans and advances and has established allowances for loan losses and doubtful accounts deemed adequate to absorb potential losses, based on information currently available. Many of the factors considered in management's determination as to the adequacy of the allowances involve a significant degree of estimation and are subject to rapid changes that may be unforeseen by management. Changes to these factors could result in future adjustments to the allowances for loan losses and doubtful accounts.

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

In addition to these lawsuits, various legal actions and proceedings are pending or are threatened against Bancorp, the Bank and Capital Factors, some of which seek relief or damages in amounts that are substantial. Unlike the aforementioned matters, however, these actions or proceedings arose in the ordinary course of business. Due to the complex nature of some of these matters, it may be a number of years before they are ultimately resolved. After consultation with legal counsel, management believes the aggregate liability, if any, to Bancorp, the Bank and/or Capital Factors resulting from such pending or threatened actions and proceedings will not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

NOTE 4:  SUBSEQUENT EVENT
-------------------------

On August 12, 1997, Bancorp entered into an Agreement and Plan of Merger (the "Agreement") with Union Planters Corporation ("UPC"). Under the Agreement, each share of common stock of Bancorp will be exchanged for .8525 shares of UPC common stock. The Agreement is subject to due diligence, regulatory approval, approval by Bancorp's shareholders and the satisfaction of certain normal contractual closing conditions.

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

On August 12, 1997, Bancorp entered into an Agreement and Plan of Merger (the "Agreement") with Union Planters Corporation ("UPC"). Under the Agreement, each share of common stock of Bancorp will be exchanged for .8525 shares of UPC common stock. The Agreement is subject to due diligence, regulatory approval, approval by Bancorp's shareholders and the satisfaction of certain normal contractual closing conditions.


FINANCIAL CONDITION - JUNE 30, 1997 VS. DECEMBER 31, 1996
----------------------------------------------------------

Overview
--------

Total consolidated assets increased $147.4 million, or 8%, during the first six months of 1997, which included an increase of $172.9 million in interest earning assets offset by a decrease of $25.5 million in non-interest earning assets. The increase in total consolidated assets was comprised primarily of increases of $101.8 million in cash and cash equivalents, $30.2 million in net accounts receivable - factoring subsidiary and $19.4 million in net loans. Total consolidated liabilities increased $135.8 million and included a net increase of $168.1 million in interest bearing balances (of which $122.5 million relates to time deposits and $54.9 million relates to long-term debt) offset by a decrease of $32.3 million in non-interest bearing balances. Total stockholders' equity increased $10.6 million, to $146.3 million, primarily as a result of earnings in excess of dividends declared.

Loans
-----

During the first six months of 1997, total loans increased $21.3 million, or 3%, with increases primarily in real estate and commercial loans offset by a decrease in foreign loans.

Substantially all of the Company's real estate lending is commercial in nature, including construction financing for new residential developments and short-term (5 to 7 years) first mortgages on income producing properties. Real estate loans increased $33.1 million, or 12%, during the first six months of 1997 to $308.3 million, primarily as a result of increases in the Bank's mortgage loan portfolio.

During 1997 commercial loans increased $15.6 million, or 7%. At June 30, 1997, commercial loans totaled $238.4 million, $53.4 million of which were asset-based loans of Capital Factors. The increase in commercial loans consisted primarily of an increase of $17.3 million in asset-based loans at Capital Factors. Asset-based loans are collateralized primarily by receivables owned by the borrowers. The risks associated with asset-based lending are similar to those involved in Capital Factors' traditional factoring activities and primarily involve the credit quality of the receivables accepted as collateral. The experience in monitoring receivables that Capital Factors has gained through its traditional factoring activities is beneficial in managing this activity.

Foreign loans decreased $19.3 million, or 13%, to $126.2 million, primarily due to the sale of several international loans in connection with risk management strategies. Loans to foreign banks are derived primarily from the Company's short-term trade finance activities in Central and South America.


Accounts Receivable - Factoring Subsidiary
------------------------------------------

Accounts receivable - factoring subsidiary, net, increased $30.2 million, or 7%, to $479.7 million as a result of an overall increase in factoring volume. Capital Factors, as well as the factoring industry, has historically experienced and expects to continue to experience seasonal fluctuations in its factored sales volume and factoring fees, which generally is highest during the period from August to November. A principal reason for the fluctuation is the seasonality in the sales of certain of Capital Factors' clients, especially those in the apparel industry. Capital Factors purchases receivables from its clients and records a liability payable to the clients at the time of such purchase. From time to time, the liability is reduced by advance payments by Capital Factors to the clients, prior to the contractual payment date for the receivables purchased. Such advance payments are interest earning balances of Capital Factors. Interest earning advances, net of client interest bearing credit balances, amounted to $309.0 million at June 30, 1997, compared to $263.5 million at December 31, 1996. Balances due to factoring clients for receivables purchased were $176.5 million and $191.5 million at June 30, 1997 and December 31, 1996, respectively. Non-accrual advances were $972,000 and $660,000 at June 30, 1997 and December 31, 1996, respectively, and are considered in the assessment of the allowance for doubtful accounts for adequacy (see "Provision for Doubtful Accounts - Capital Factors" below).

Cash and Cash Equivalents
-------------------------

The increase in cash and cash equivalents was composed of an increase of $112.1 million in federal funds sold and securities purchased under agreements to resell offset by a decrease of $10.3 million in cash and due from banks. The increase in federal funds sold and securities purchased under agreements to resell resulted primarily from net inflows of deposits and from funds raised by Capital Factors as a result of the issuance of Variable Funding Certificates to outside investors in the first half of 1997.

Deposits
--------

Total deposits were $1,197.6 million at June 30, 1997 and $1,096.8 million at December 31, 1996. The increase in total deposits included an increase of $122.5 million in time deposits offset by decreases of $11.1 million in savings and money market deposits and $10.6 million in non-interest bearing deposits. The increase in time deposits results from marketing strategies during the second quarter to increase overall deposits and liquidity as well as the acquisition of $45.0 million of brokered deposits in April 1997 ($35 million of which was repaid in July 1997).

The Company does not operate any foreign offices; however, as a result of the activities of the Bank's International Division, foreign customers maintain deposit accounts with the Bank. Deposits by foreign customers amounted to $208.1 million at June 30, 1997 and $190.7 million at December 31, 1996, representing 17% and 18% of total deposits, respectively. The level of these deposits is, in part, related to the level of trade finance activity conducted by the Company, and is also affected by economic trends in foreign countries.

Short-Term Borrowings
---------------------

The Company's short-term borrowings primarily represent securities sold under agreements to repurchase on an overnight basis involving retail customers. From time to time, the Company may also access wholesale repurchase sources for seven to 90 day periods for short-term liquidity management purposes. Retail repurchase agreements increased $1.9 million to $81.8 million during the first six months of 1997.

Long-Term Debt
--------------

At June 30, 1997 Capital Factors had outstanding three series of Variable Rate Asset-Backed Certificates that are fixed as to principal amount, aggregating $175.0 million. Such certificates bear interest at LIBOR plus 1.25% (6.94% at June 30, 1997, excluding annualized transaction costs of 0.37%) and are scheduled to mature in December 1999 ($100.0 million), June 2000 ($25.0 million) and January 2001 ($50.0 million). During the second quarter Capital Factors issued a fourth series of variable rate asset-backed securities (the "Variable Funding Certificates"). The Variable Funding Certificates included the issuance of $96.25 million of senior certificates, which bear interest at LIBOR plus 0.75%, and $4.75 million of senior subordinated certificates, which bear interest at LIBOR plus 1.50%. Unlike the previously issued series of asset backed certificates that were fixed as to principal amount, the Variable Funding Certificates provide for a monthly settlement of principal, which may increase or decrease the outstanding amount. Borrowings of up to the full $100.0 million may be made to the extent that Capital Factors, Inc. generates additional eligible advances. At June 30, 1997, the outstanding amount of the Variable Funding Certificates was $43.9 million (at an average rate of 6.44% at June 30, 1997). The Variable Funding Certificates mature in April 2002.

Capital Factors has also established a $40 million revolving credit facility with an unaffiliated lender. Borrowings under this facility bear interest at LIBOR plus 2.15% (7.84% at June 30, 1997) and mature in March 1999. During 1997 borrowings under this credit facility increased $11.3 million to $27.2 million at June 30, 1997. Also, Capital Factors has privately placed a $10 million subordinated note with an unaffiliated lender. The note bears interest at a fixed rate of 7.95% and matures in July 2001.


CAPITAL RESOURCES
-----------------

Stockholders' equity increased $10.6 million during the first six months of 1997 primarily as a result of net income of $11.4 million offset by dividends declared of $1.3 million.

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

At June 30, 1997 and December 31, 1996, the regulatory capital ratios of the Company and the Bank were as follows:

                                                                              Minimum
                              Company                    Bank             Requirement of
                      ----------------------    ----------------------    --------------
                      6/30/97       12/31/96    6/30/97       12/31/96
                      -------       --------    -------       --------
Leverage ratio          8.57%         8.38%      8.19%          8.03%            3%*

Tier One ratio         10.71%        10.84%     10.22%         10.37%            4%

Total ratio            11.66%        11.75%     11.17%         11.28%            8%


--------------------
      *Banking regulators expect institutions to maintain an excess of 1 to 2% above the minimum.

In the opinion of management, these ratios are sufficient to protect depositors and facilitate future growth. The Company's management continuously reviews capital adequacy. The various alternatives for generating equity from internal and external sources are constantly under review to ascertain the most effective approach for the Company. The Company has traditionally provided most of its capital through retained earnings. For the first six months of 1997 and 1996, the Company's annualized internal capital generation ratio was 15.10% and 14.72%, respectively.

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

Cash and cash equivalents totaled $283.0 million and $181.3 million at June 30, 1997 and December 31, 1996, respectively. During the first six months of 1997, the Company generated net cash flows of $156.8 million and $21.8 million from its financing and operating activities, respectively, while using $76.8 million in its investing activities.

The $156.8 million of net cash flows generated by the Company's financing activities included $100.8 million from deposit growth and $55.2 million from long-term borrowings by Capital Factors. Deposit growth resulted from marketing strategies employed during the second quarter, as well as the acquisition of $45 million of brokered time deposits ($35 million of which was repaid in July
1997). The objective of these strategies was to increase the overall level of liquid assets held.

During the first six months of 1997, the Company's investing activities utilized $76.8 million of the liquidity generated from operating and financing activities. Net new advances by Capital Factors amounted to $47.3 million, and net new loans amounted to $23.2 million.

The liquidity position is monitored daily by management to maintain a level of liquidity conducive to efficient operations and is continuously evaluated as part of the asset/liability management process (as discussed further below in "Asset/Liability Management and Interest Rate Risk"). Considerations in managing the Company's liquidity position include scheduled cash flows from existing assets and liabilities, as well as projected liquidity needs arising from commitments to lend.

In the normal course of business, the Company utilizes various financial instruments with off-balance sheet risk to meet the financing needs of its customers. These off-balance sheet activities include commitments to extend credit, commercial letters of credit and standby letters of credit. The liquidity, credit and market risks associated with these financial instruments are generally managed in conjunction with the Company's balance sheet activities and are subject to normal credit policies, financial controls and risk limiting and monitoring procedures. At June 30, 1997, the Company had outstanding commitments to extend credit, commercial letters of credit and standby letters of credit amounting to $249.9 million, $117.5 million and $18.6 million, respectively. In the normal course of business, some of these commitments may expire without being drawn upon. The Company expects to meet funding requirements resulting from these commitments by using its traditional sources of liquidity.

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

Liquidity is also important for Bancorp, and the ability of Bancorp to meet debt service requirements, pay dividends to stockholders and satisfy other liquidity needs is primarily dependent on the Bank's ability to continue the payment of dividends. The ability of the Bank to pay dividends is governed by Florida statutes. At periodic intervals, state or federal regulatory agencies routinely examine Bancorp and the Bank as part of their legally prescribed oversight of the banking industry and may further restrict the payment of dividends or other activities by regulatory action. At June 30, 1997, the Bank was not subject to any restrictions on the payment of dividends other than statutory.

For the 12 months commencing June 30, 1997, Bancorp's estimated debt service and stockholder dividend requirements total approximately $2.9 million. At June 30, 1997, Bancorp had available cash balances of $8.6 million and management believes liquidity at June 30, 1997 was satisfactory.

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

Interest rates earned and paid on interest earning assets and interest bearing liabilities are influenced both by factors outside the control of management, such as current market interest rates (e.g., prime, LIBOR) and factors controlled by management (e.g., rates paid on deposits). Management can further influence net interest income by adjusting the mix of assets and liabilities between fixed and floating rate instruments, or adjusting the duration of these items. To an extent, management's ability to control these factors is contingent upon customer demand or acceptance of the products offered by the Company. At June 30, 1997, the Company's cumulative one-year gap (the difference between interest earning assets and interest bearing liabilities) was positive $33.6 million, or approximately 2% of total earning assets. Management does not believe the Company's operating results will be significantly impacted by changes in interest rates over the next year.

Maintenance of satisfactory funding levels allows the Company to position itself so that the risks of interest rate fluctuations are decreased. This, together with a high percentage of variable rate assets, provides a more consistent margin between interest earning assets and interest bearing liabilities. For the first six months of 1997, the average yield on interest earning assets was 9.23%. For the first six months of 1997, the average rate paid on interest bearing deposit liabilities was 4.33%, while the average rate paid for other interest bearing liabilities was 6.65%. To the extent that non-deposit liabilities grow faster than deposits, or the mix of deposits shifts to a greater proportion of higher cost time deposits as compared to demand or savings deposits, the Company's overall cost of funds will likely rise, contributing to a decrease in net interest income. At this time, management does not believe these factors will have a significant adverse impact on net interest income over the next twelve months.

The following table provides a summary analysis of maturity and repricing characteristics of the Company's interest earning assets and interest bearing liabilities at June 30, 1997. For purposes of this analysis, regular passbook savings and NOW and money market accounts are included as repricing in 90 days or less. The difference between the maturities and repricing intervals applicable to interest earning assets and interest bearing liabilities is commonly referred to as the "gap."


                          INTEREST RATE SENSITIVITY BY MATURITY
                                OR REPRICING DATES
                            (In Millions of Dollars)

                             90 DAYS      91-180      181-365       OVER
                             OR LESS       DAYS        DAYS       ONE YEAR      TOTAL
                             -------      ------      -------     --------      -----
Interest earning assets:
Securities                   $ 24.8       $ 14.4       $ 12.8      $ 169.1    $  221.1
Loans(1)                      466.8         64.7         48.3        256.1       835.9
Other earning
  assets(2)                   489.6           --           --           .2       489.8
                             ------       ------       ------      -------     -------
Total interest
  earning assets              981.2         79.1         61.1        425.4     1,546.8
                             ------       ------       ------      -------     -------

Interest bearing liabilities:
Interest bearing
  deposits                    497.8        114.7        146.4        133.5       892.4
Short-term borrowings          81.8           --           --           --        81.8
Long-term debt                247.1           --           --         10.0       257.1
                             ------       ------       ------      -------     -------
Total interest
  bearing liabilities         826.7        114.7        146.4        143.5     1,231.3
                             ------       ------       ------      -------     -------

Gap                           154.5        (35.6)       (85.3)       281.9     $ 315.5
                             ------       ------       ------      -------     =======
Cumulative Gap               $154.5       $118.9       $ 33.6      $ 315.5
                             ======       ======       ======      =======



-------------------------

(1) Excludes non-accrual loans of $15.7 million.

(2) Excludes non-accrual advances of $972 thousand.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 AND 1996
------------------------------------------------------------------

General
-------

The Company recorded net income of $11.4 million for the six months ended June 30, 1997, compared to $9.6 million for the six months ended June 30, 1996. The increase was primarily a result of an improved net interest margin and higher factoring revenue offset by higher salaries and employee benefits and higher provisions for credit losses. Primary earnings per share was $1.40 for the six months ended June 30, 1997 compared to $1.18, for the same period in 1996. Fully diluted earnings per share was $1.38 for the six months ended June 30, 1997 compared to $1.18, for the same period in 1996. For the six months ended June 30, 1997, the Company's annualized returns on average assets was 1.28% compared to 1.22% for the same period in 1996. The annualized return on average stockholders' equity was 16.38% in 1997 compared to 16.45% in 1996.

Lines of Business
--------------------

Set forth below is a summary of operating results for the Company's domestic and international banking activities, as well as its factoring activities. Revenues and expenses relating to factoring activities are generally segregated and are easily identifiable. Non- interest revenues and expenses associated with banking activities include allocations of certain items based on management's assumptions, some of which are subjective in nature. Furthermore, interest income and expense of banking activities reflect funds transfer pricing which, while based on the Bank's actual external costs, may not reflect actual results which may be achieved on a stand-alone basis.

                             BUSINESS SEGMENT DATA
                           (In Thousands of Dollars)

                                                      Six Months Ended
                                                          June 30,
                                               -----------------------------
                                                   1997              1996
                                               ----------         ----------
Net interest income and non-interest income:
  Domestic banking activities                  $   36,692         $   33,979
  Foreign banking activities                        5,236              5,001
                                               ----------         ----------
      Total banking activities                     41,928             38,980

  Factoring activities                             25,829             20,318
  Intercompany (1)                                  (157)               (83)
                                               ----------         ----------

      Total                                    $   67,600             59,215
                                               ==========         ==========

Income (loss) before income taxes:
  Domestic banking activities                  $    9,893         $   11,925
  Foreign banking activities                        3,431               (123)
                                               ----------         ----------
      Total banking activities                     13,324             11,802

  Factoring activities                              8,936              7,343
  Minority interest in factoring activities,
   net of applicable taxes                         (1,021)                --
  Corporate and other (2)                          (2,927)            (3,462)
                                               ----------         ----------

      Total                                    $   18,312         $   15,683
                                               ==========         ==========

-------------------------

(1) Intercompany operating results primarily reflect service charges on Capital Factors' accounts at the Bank.

(2) Corporate and other includes costs associated with various activities and functions, including the operations of Bancorp (parent only), certain senior management of the Bank and other administrative costs.

Net interest income derived from domestic banking activities amounted to $26.4 million and $24.8 million for the six months ended June 30, 1997 and 1996, respectively, primarily reflecting higher levels of average interest earning assets. Non-interest income from domestic banking activities amounted to $10.2 million and $9.1 million in 1997 and 1996, respectively. The increase in non-interest income in 1997 compared to 1996 was primarily due to an increase in service charges on deposits as a result of the adjustment to the pricing of some services in the second half of 1996. Operating results from domestic activities was also affected by higher provisions for domestic loan losses. Based on management's assessment of the allowance for loan losses and the domestic loan portfolio, the provision for domestic loan losses increased $4.5 million, from a credit of $403,000 for the six months ended June 30, 1996 to a provision of $4.1 million for the comparable period of 1997. See "ASSET QUALITY REVIEW" and "Allowance for Loan Losses" below for additional discussion.

The Company does not operate any foreign offices. Foreign banking operations principally arise from the Company's trade finance lending to, and issuance of letters of credit on behalf of, banks and financial institutions located in Central and South America. Net interest income from foreign banking activities totaled $3.0 million and $2.7 million in 1997 and 1996, respectively. Net interest income increased in 1997 compared to 1996 primarily as a result of higher levels of average earning foreign loans offset by lower average rates earned on those loans. Non-interest income from foreign banking activities primarily represents letter of credit fees and amounted to $2.2 million and $2.3 million in 1997 and 1996, respectively. Operating results from foreign banking activities increased primarily as a result of lower provisions for foreign loan losses. The provision for foreign loan losses decreased $3.1 million, from $2.7 million for the six months ended June 30, 1996 to a credit of $370,000 for the comparable period of 1997. The 1996 provision reflects approximately $1.4 million for certain exposures in connection with several loans to a Panamanian bank for which the Panamanian government suspended operations during the first quarter, and $1.0 million for certain exposures in connection with several loans to an Argentine bank. These loans were charged off in June of 1996.

The Company's factoring activities continued to grow in 1997, due primarily to the increase in new clients. Non-interest income, which primarily represents factoring commissions, amounted to $17.0 million and $13.9 million in 1997 and 1996, respectively, reflecting increased accounts receivable purchased from $1.2 billion in 1996 to $1.5 billion in 1997. Net interest income derived from factoring activities amounted to $8.9 million and $6.4 million in 1997 and 1996, respectively. Growth in average interest earning assets, primarily in advances, due to business development gave rise to this increase. The increases in net interest income and non-interest income were partially offset by an increase in non-interest expenses. The increase in non-interest expenses was primarily the result of the expansion of factoring activities.


Net Interest Income
-------------------
Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds. Net interest income totaled $38.4 million and $34.0 million for the six months ended June 30, 1997 and 1996, respectively. Loan fees included in net interest income amounted to $1.2 million and $983,000 in 1997 and 1996, respectively. Net interest income on a fully tax-equivalent basis, including loan fees, totaled $38.7 million in 1997 compared to $34.5 million in 1996.

The following table sets forth information on yields earned and rates paid by the Company for the six month periods ended June 30, 1997 and 1996, and should be read in conjunction with the net interest income analysis directly following such table. Yield and interest on tax-exempt loans and securities have been adjusted to reflect tax-equivalent basis using the Federal tax rate of 35%. Loans and accounts receivable-advances on non-accrual status have been included in average balances for purposes of computing average yield or rate. Yields on securities available for sale have been computed based on amortized cost.

                                                              YIELDS EARNED AND RATES PAID
                                                            (All Dollar Amounts in Thousands)

                                                            FOR THE SIX MONTHS ENDED JUNE 30
                                      --------------------------------------------------------------------------
                                                 1997                                         1996
                                      -----------------------------              -------------------------------
                                                            Average                                      Average
                                       Average               Yield                 Average                Yield
                                       Balance    Interest  Or Rate                Balance    Interest   Or Rate
                                      ----------  --------  -------              -----------  --------  --------
ASSETS
Interest earning assets:
  Loans, net of unearned income:
   U.S. Borrowers                     $  700,133  $  34,287   9.88%               $  584,534  $ 28,625     9.85%
   Foreign Borrowers                     138,248      4,947   7.22                   128,521     4,710     7.37
   Tax-exempt                             10,882        739  13.69                    16,353     1,317    16.19
                                      ----------  ---------  -----                ----------  --------    -----
     Total loans                         849,263     39,973   9.49                   729,408    34,652     9.55

  Accounts receivable
   advances - factoring
   subsidiary                            286,074     16,624  11.72                   216,595    12,892    11.97


  Securities:

  Securities held to maturity:
   Taxable                                27,080        984   7.33                    24,430     1,039     8.55
   Tax-exempt                              2,177        116  10.80                     3,093       165    10.73
  Securities available for sale:
   Taxable                               192,845      6,084   6.36                   206,837     6,252     6.08
  Federal funds sold
   and other interest earning
   assets                                 89,047      2,396   5.43                    92,275     2,439     5.32
                                      ----------  ---------  -----                ----------  --------    -----

    Total interest earning
     assets                            1,446,486     66,177   9.23                 1,272,638    57,439     9.08
                                                  ---------                                   --------

Less allowances for loan losses
 and doubtful accounts                   (13,142)                                    (14,474)
Cash and due from banks                   97,814                                      88,992
Due from customers on
  acceptances                             22,780                                      28,868
Other real estate                          3,401                                       5,784
Other assets                             240,844                                     193,654
                                      ----------                                  ----------
    Total                             $1,798,183                                  $1,575,462
                                      ==========                                  ==========



                                                            YIELDS EARNED AND RATES PAID
                                                          (All Dollar Amounts in Thousands)

                                                          FOR THE SIX MONTHS ENDED JUNE 30
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

LIABILITIES, MINORITY INTEREST AND
  STOCKHOLDERS' EQUITY
Interest bearing liabilities:
 Deposits:
  Savings and Money Market            $  293,954  $   3,506   2.41%               $  283,275  $  3,462     2.46%
  Time                                   510,961     13,767   5.43                   424,737    11,596     5.49
                                      ----------  ---------  -----                ----------  --------    -----
    Total interest bearing
     deposits                            804,915     17,273   4.33                   708,012    15,058     4.28

Short-term borrowings                     86,675      1,927   4.48                    81,293     1,838     4.55

Long-term borrowings                     222,580      8,242   7.47                   187,973     6,745     7.22
                                      ----------  ---------  -----                ----------  --------    -----

    Total interest bearing
     liabilities                       1,114,170     27,442   4.97                   977,278    23,641     4.86
                                      ----------  ---------  -----                ----------  --------    -----
Non-interest bearing
  deposits                               302,804                                     305,601
Bank acceptances outstanding              22,780                                      28,868
Other liabilities                        205,669                                     146,742
Minority interest in
  consolidated subsidiary                 12,076                                          --
Stockholders' equity                     140,684                                     116,973
                                      ----------                                  ----------
    Total liabilities,
     minority interest and
     stockholders' equity             $1,798,183                                  $1,575,462
                                      ==========                                  ==========
    Net interest earnings/
     yield                                        $  38,735   5.40%                          $ 33,798     5.34%
                                                  =========  =====                           ========    =====

    Net interest spread                                       4.26%                                       4.22%
                                                             =====                                       =====
    Utilization rate                                         80.44%                                      80.78%
                                                             =====                                       =====

Net interest income in the first six months of 1997 increased $4.5 million over the same period in 1996 and was comprised of an increase of $8.3 million in interest income offset by an increase of $3.8 million in interest expense. The increase in net interest income was due to an increase in average interest earning assets (primarily loans and advances) to $1.4 billion in 1997 from $1.3 billion in 1996, and, to a lesser extent, an increase in the net interest margin to 5.40% in 1997 from 5.34% in 1996. Average interest bearing liabilities increased to $1.1 billion in 1997 from $977.3 million in 1996. The increase in average interest bearing liabilities occurred primarily in time deposits and long-term borrowings. Approximately 57% of the increase in interest expense was attributable to interest expense on time deposits and is primarily the result of an increase in average balances partially offset by lower average rates paid on such deposits. Average time deposits increased $86.2 million, or 20%, for the first six months of 1997 to $511.0 million and represented 63% of average interest bearing deposits in 1997 compared to 60% in 1996. Interest expense on long-term borrowings increased $1.5 million, or 22%, for the first six months of 1997 as compared to the same period in 1996, primarily as a result of higher average borrowing at Capital Factors, as well as higher rates paid on long-term debt. Average long-term borrowings increased $34.6 million, or 18%, to $222.6 million for the six months ended June 30, 1997.

See "Asset/Liability Management and Interest Rate Risk" above for a discussion of factors that may affect net interest income.

Provision for Loan Losses
-------------------------

For the first six months of 1997, the provision for loan losses increased $1.4 million to $3.7 million as compared to $2.3 million during the same period in 1996. The increase reflects the increase in non-accrual in the Bank's domestic loan portfolio. The assessment of the adequacy of the provision involves a significant degree of estimation and is subject to change. See "ASSET QUALITY REVIEW" and "Allowance for Loan Losses" below for additional discussion.

Provision for Doubtful Accounts - Capital Factors
-------------------------------------------------

For the first six months in 1997, the provision for doubtful accounts amounted to $2.2 million compared to $2.1 million for the same period in 1996. For the six months ended June 30, 1997 and 1996, net charge offs as a percentage of accounts receivable purchased was .13% and .19%, respectively. For the same periods, the percentage of provision for doubtful accounts to accounts receivable purchased was .15% and .18%, respectively. Based on these relationships, and a review of the recorded allowance and accounts receivable at each period end, management believes the provisions and allowance to be adequate to absorb known and inherent losses in the accounts receivable portfolio. Because the assessment of the adequacy of the allowance and provisions for credit losses involves a significant degree of estimation and is subject to change, future provisions for credit losses may be greater or less than actual charge offs. See "ASSET QUALITY REVIEW -- Allowance for Doubtful Accounts - Capital Factors" below for additional discussion.

Other Income
------------

Other income increased $3.9 million, or 16%, to $29.2 million for the six months ended June 30, 1997 compared to the same period in 1996. The increase in other income consisted primarily of an increase of $2.9 million in factoring revenues, which includes factoring commissions and other factoring revenues. Factoring revenues totaled $16.7 million or 57% of total other income for the six months ended June 30, 1997 compared to $13.8 million or 55% of total other income for the same period in 1996. The Company, through Capital Factors, operates factoring offices in Fort Lauderdale, Florida, Los Angeles, California, New York, New York, Charlotte, North Carolina, and a limited service office in Atlanta, Georgia. Capital Factors is a specialized financial services company principally engaged in providing receivables-based commercial financing and related fee-based credit, collection and management information services. Capital Factors' clients are primarily small to medium size companies in various industries, including textile, apparel and furniture manufacturing and, recently, entities involved in the health care and temporary employment services industries.

Accounts receivable purchased by Capital Factors totaled $1.5 billion and $1.2 billion for the first six months of 1997 and 1996, respectively, representing an increase of 25%. Factoring commissions increased 19% for the same periods and totaled $13.9 million for the six months ended June 30, 1997 compared to $11.6 million for the same period in 1996. Although Capital Factors experienced increased commission income as a result of increased factored accounts receivable, commission income as a percentage of factored accounts receivable declined from .99% in 1996 to .94% in 1997. This decline was primarily the result of lower factoring fees charged to high volume clients in the New York market and a lower fee structure, partly because of high volume clients, in the Charlotte market. Capital Factors typically receives lower factoring fees from high volume customers because, among other reasons, high volume clients do not have the same servicing needs as smaller clients, requiring less labor intensive services to be performed by Capital Factors, and because there is increased competition for such client's business.

Service charges on deposits totaled $7.1 million or 24% of total other income for the first six months of 1997 compared to $6.1 million or 24% of total other income for the same period in 1996. The increase is the result of the adjustment to the pricing of some services during the second half of 1996.

Other Expenses
--------------

Other expenses increased $3.2 million, or 8%, consisting primarily of an increase of $3.2 million in salaries and employee benefits offset by a decrease of $645,000 in net occupancy expense.

Salaries and employee benefits totaled $23.2 million in 1997 compared to $20.0 million in 1996. Approximately $2.4 million of the $3.2 million increase was at Capital Factors due to expansion of factoring activities.

Net occupancy expense totaled $3.4 million in 1997 compared to $4.1 million in 1996. The decrease primarily reflects a decrease in rent expense resulting from the renegotiation of the operating lease for the Company's main office.

Provision (Benefit) for Income Taxes
------------------------------------

The Company's effective tax rate varies with changes primarily in the derivation of pre-tax income by state, in the proportion of tax-exempt income and in corporate tax rates. The provision for income taxes for the six months ended June 30, 1997 aggregated 36% of pre-tax income, after considering effect of minority interest in net income of consolidated subsidiary, compared to 39% for the same period in 1996.

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 1997 AND 1996
-----------------------------------------------------------------

General
-------

The Company recorded net income of $6.2 million for the three months ended June 30, 1997, compared to $5.2 million for the same period in 1996. Primary earnings per share was $.76 and $.64 at June 30, 1997 and 1996, respectively. Fully diluted earnings per share was $.75 and $.64 at the respective dates. The annualized return on average assets was 1.36% for the three months ended June 30, 1997, compared to 1.28% for the three months ended June 30, 1996. The annualized return on average stockholders' equity was 17.49% for the three months ended June 30, 1997 compared to 17.55% for the same period in 1996. The increase in net income was primarily a result of an improved net interest margin and higher factoring revenues offset by higher salaries and employee benefits.

Lines of Business
-----------------

Set forth below is a summary of operating results for the Company's domestic and international banking activities, as well as its factoring activities. Revenues and expenses relating to factoring activities are generally segregated and are easily identifiable. Non- interest revenues and expenses associated with banking activities include allocations of certain items based on management's assumptions, some of which are subjective in nature. Furthermore, interest income and expense of banking activities reflect funds transfer pricing which, while based on the Bank's actual external costs, may not reflect actual results which may be achieved on a stand-alone basis.

                            BUSINESS SEGMENT DATA
                          (In Thousands of Dollars)

                                                     Three Months Ended
                                                          June 30,
                                                 ------------------------
                                                    1997          1996
                                                 ----------    ----------
Net interest income and non-interest income:
  Domestic banking activities                    $   18,825    $   17,691
  Foreign banking activities                          2,701         2,488
                                                 ----------    ----------
      Total banking activities                       21,526        20,179

  Factoring activities                               13,615        10,747
  Intercompany (1)                                      (84)          (67)
                                                 ----------    ----------

      Total                                      $   35,057    $   30,859
                                                 ==========    ==========

Income (loss) before income taxes:
  Domestic banking activities                    $    4,925    $    6,241
  Foreign banking activities                          1,788          (145)
                                                 ----------    ----------
      Total banking activities                        6,713         6,096

  Factoring activities                                5,136         4,214
  Minority interest in factoring activities,
    net of applicable taxes                            (587)           --
  Corporate and other (2)                            (1,501)       (1,708)
                                                 ----------    ----------

      Total                                      $    9,761    $    8,602
                                                 ==========    ==========


------------------------------------

(1) Intercompany operating results primarily reflect service charges on Capital Factors' accounts at the Bank.

(2) Corporate and other includes costs associated with various activities and functions, including the operations of Bancorp (parent only), certain senior management of the Bank and other administrative costs.

Net interest income derived from domestic banking activities amounted to $13.3 million and $12.6 million for the three months ended June 30, 1997 and 1996, respectively, primarily reflecting higher levels of average interest earning assets. Non-interest income from domestic banking activities amounted to $5.4 million and $5.1 million in 1997 and 1996, respectively. The increase in non-interest income in 1997 compared to 1996 was primarily due to an increase in service charges on deposits resulting from the adjustment to pricing of some services in the second half of 1996. In the second quarter of 1996, non-interest income included a $663,000 gain on the sale of drainage rights associated with other real estate property. Operating results from domestic activities was also effected by higher provisions for loan losses. Based on management's assessment of the allowance for loan losses and the domestic loan portfolio, the provision for domestic loan losses increased $2.2 million to $2.3 million for the second quarter of 1997 compared to $197,000 for the second quarter of 1996.

The increase in operating results for the Bank's foreign activities was primarily the result of lower provisions for foreign loan losses which amounted to a credit of $174,000, compared to a provision of $1.5 million for the same period of 1996. During the second quarter of 1996, higher provisions were recorded to the allowance for loan losses on certain Argentine and Panamanian loans. See "Allowance for Loan Losses" below for additional discussion.

The increase in operating results from factoring activities results from higher non-interest income and net interest income partially offset by higher non-interest expenses. Non- interest income, which primarily represents factoring commissions, amounted to $8.8 million and $7.4 million in 1997 and 1996, respectively, reflecting increased accounts receivable purchased from $614.6 million for the second quarter of 1996 to $746.2 million for the same period of 1997. Net interest income derived from factoring activities increased primarily due to higher levels of average earning assets. The increase in non-interest expenses was primarily the result of the expansion of factoring activities.

Net Interest Income
-------------------

Net interest income for the three months ended June 30, 1997 increased $2.3 million over the comparable period in 1996, and consisted of an increase of $4.5 million in interest income offset by an increase of $2.2 million in interest expense. The increase in interest income primarily consisted of increases of $2.6 million in interest and fees on loans and $1.9 million in interest on advances to factoring clients. The increase in interest and fees on loans resulted from higher average loans of approximately $854.5 million for the second quarter of 1997 compared to $731.9 million for the same period in 1996. Interest on advances to factoring clients increased primarily as a result of higher advances against factored receivables. Interest expense was higher primarily due to higher average interest bearing liabilities. The increase in average interest bearing liabilities occurred primarily in time deposits and borrowings at Capital Factors. The net interest margin was 5.32 % for the three months ended June 30, 1997 and 1996.

Provisions for Credit Losses
----------------------------

For the three months ended June 30, 1997, the provision for loan losses amounted to $2.2 million compared to $1.7 million for the same period in 1996. For the three months ended June 30, 1997, the provision for doubtful accounts - factoring subsidiary amounted to $800,000 compared to $1.0 million for the same period in 1996. The provisions reflect management's judgment as to the amount deemed adequate to absorb potential loan and receivable losses in the respective portfolios after evaluating the portfolios, current economic conditions, changes in the nature and volume of the portfolios, past loss experience and other pertinent factors.

Other Income and Expense
------------------------

Other income increased $1.9 million, or 14% for the three months ended June 30, 1997 compared to the same period in 1996. The increase in other income primarily consisted of increases of $1.4 million in factoring revenues and $484,000 in service charges on deposits. Factoring revenues increased due to expansion of factoring activities. The increase in service charges on deposits is the result of the adjustment to the pricing of some services during the second half of 1996.

In the second quarter of 1996, other operating income included a $663,000 gain on the sale of drainage rights associated with other real estate property.

Other expenses increased $2.2 million, or 11%, consisting primarily of increases of $1.7 million in salaries and employee benefits and $630,000 in other operating expenses. The increase in salaries and employee benefits primarily reflects increases at Capital Factors due to expansion of factoring activities.

New Accounting Pronouncements
-----------------------------

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," is effective for financial statements issued for periods ending after December 15, 1997. This statement requires a dual presentation of basic and diluted earnings per share on the face of the income statement. Adoption of this statement is not expected to have a material adverse impact on the Company's consolidated financial position or results of operations.

SFAS No. 130, "Reporting Comprehensive Income," is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Adoption of this statement is not expected to have a material adverse impact on the Company's consolidated financial position or results of operations.

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," is effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for the way that public companies report selected information about operating segments. Adoption of this statement is not expected to have a material adverse impact on the Company's consolidated financial position or results of operations.

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

ASSET QUALITY REVIEW
--------------------

The following table summarizes the Company's non-accrual loans and advances, past due loans, other potential problem loans and restructured loans and assets as of the dates indicated (in thousands of dollars):

                                        June 30,                   December 31,
                                          1997                         1996
                                        --------                   ------------
Non-accrual
 loans:
   Domestic                             $ 15,626                     $  5,301
   Foreign                                    96                           96

90 days past due
 or more:
   Domestic                                  346                          264
   Foreign                                    --                           --
                                        --------                     --------

     Sub total                            16,068                        5,661

Non-accrual advances                         972                          660
                                        --------                     --------
     Total                              $ 17,040                     $  6,321
                                        ========                     ========

Other potential
  problem loans                         $  2,023                     $  5,532
                                        ========                     ========

Restructured
 loans (1)                              $  8,228                     $  8,293
                                        ========                     ========

Restructured
 assets (2)                             $  3,878                     $  3,593
                                        ========                     ========

-------------------------

(1) Represents troubled debt restructurings as defined by Statement of Financial Accounting Standards No. 15. These loans were in compliance with terms at June 30, 1997.

(2) Represents securities available for sale (at market value) received in connection with restructured foreign loans. These bonds were in compliance with terms at June 30, 1997.

Domestic non-accrual loans aggregated $15.6 million at June 30, 1997, compared to $5.3 million at year end 1996. Domestic non-accrual loans aggregated 2.2% and
 .9% of total domestic loans at June 30, 1997 and December 31, 1996, respectively. The increase in domestic non-accrual loans resulted primarily from the transfer of three real estate loans, which totaled $10.4 million, from accrual status to non-accrual status during the second quarter of 1997. Included were loans for $2.8 million secured by rental apartments, $3.5 million secured by a townhouse project undergoing active development and construction, and $4.1 million secured by land. These three loans do not present any common circumstances which causes management to believe they represent broader trends in the loan portfolio. Each of these three loans is secured by first mortgages on real property and, based on information currently available, losses, if any, associated with the final resolution of these loans are not expected to be material to consolidated operating results.

Foreign non-accrual loans aggregated $96,000 at June 30, 1997 and December 31, 1996 and represented .1% of total foreign loans at both dates. See "Allowance for Loan Losses" below for additional discussion.

Impaired loans aggregated $15.1 million and $4.9 million at June 30, 1997 and December 31, 1996, respectively. All impaired loans at June 30, 1997 and December 31, 1996 were on non-accrual status. See "Allowance for Loan Losses" below for additional discussion.

Advances made by Capital Factors are placed on non-accrual status when the loan balance, including interest, is considered impaired and exceeds the estimated value of the underlying receivables or collateral. Non-accrual advances amounted to $972,000 at June 30, 1997, compared to $660,000 at December 31, 1996. The increase in non-accrual advances is primarily the result of the transfer of advances with two clients to non-accrual status offset by the payoff of advances with one client previously on non-accrual status. See "RESULTS OF OPERATIONS -- Provision for Doubtful Accounts - Capital Factors" above and "Allowance for Doubtful Accounts - Capital Factors" below for additional information.

Other potential problem loans are loans that management has identified where known information about possible credit problems causes management to have doubts as to the ability of borrowers to comply with present loan repayment terms. All such loans at June 30, 1997 and December 31, 1996 were with domestic borrowers. Other potential problem loans at June 30, 1997 totaled $2.0 million, and primarily consisted of commercial loans aggregating $1.9 million. At December 31, 1996 other potential problem loans totaled $5.5 million, and primarily consisted of real estate loans of $2.8 million and commercial loans totaling $2.4 million. The decrease in other potential problem loans is primarily the result of the transfer of real estate loans to non-accrual status.

Allowance for Loan Losses
-------------------------

The allowance for loan losses is maintained at a level deemed adequate by management to absorb potential loan losses in the portfolio after evaluating the loan portfolio, the financial condition of borrowers, current economic conditions, changes in the nature and volume of the portfolio, past loan loss experience and other pertinent factors. Many of these factors involve a significant degree of estimation and are subject to rapid changes which could be unforeseen by management. As a consequence, the possibility exists that management's evaluation of the adequacy of the allowance could change, and such change could be material, as additional information becomes known. While the Company considers the allowance for loan losses to be adequate at June 30, 1997, management is unable to predict the amount, if any, of future provisions to the allowance.

The following table summarizes the activity in the allowance for loan losses for the periods indicated (dollar amounts in thousands):
                                                      Six Months Ended
                                                           June 30,
                                                ---------------------------
                                                  1997               1996
                                                --------           --------
Allowance for loan
 losses at January 1                            $  9,333           $ 11,789

Loans charged off:
  Commercial and financial                        (1,270)              (417)
  Foreign                                             --             (3,391)
  Real estate - mortgage                             (34)                --
  Consumer                                        (1,743)            (1,795)
                                                --------           --------
   Total loans charged off                        (3,047)            (5,603)
                                                --------           --------
Recoveries on loans previously charged off:
  Commercial and financial                           467                179
  Foreign                                             --                 --
  Real estate - mortgage                              10                 37
  Consumer                                           344                247
                                                --------           --------
    Total recoveries                                 821                463
                                                --------           --------
    Net loans charged off                         (2,226)            (5,140)
                                                --------           --------
Additions to allowance
 charged to operating
 expense                                           3,700              2,300
                                                --------           --------
Allowance for loan
 losses at June 30                              $ 10,807           $  8,949
                                                ========           ========
Average amount of
 loans outstanding
 for the year                                   $849,263           $729,408
                                                ========           ========
Ratio of net loans
 charged off to average
 loans outstanding for
 the period (1) (2)                                  .53%              1.41%
                                                ========           ========
---------------------

(1)  Before deduction of allowance for loan losses.

(2)  Annualized.

The allowance for loan losses totaled $10.8 million and $9.3 million at June 30, 1997 and December 31, 1996, respectively, representing 1.3% and 1.1% of outstanding loans at June 30, 1997 and December 31, 1996 respectively. The ratio of the allowance for loan losses to non-accrual loans was 69% at June 30, 1997 compared to 173% at December 31, 1996. The ratio of the allowance to total non-performing loans (non-accrual loans and loans past due 90 days or more) was 67% and 165% at June 30, 1997 and December 31, 1996, respectively. The decrease in these ratios primarily reflects the increase in non-accrual real estate loans. See "ASSET QUALITY REVIEW" above for additional discussion. While the above mentioned ratios have declined, the Company considers the allowance for loan losses to be adequate to absorb potential losses in the portfolio. See "ASSET QUALITY REVIEW" above for additional discussion. At June 30, 1997 the total allowance included $8.6 million allocated for domestic loans, $1.0 million allocated for foreign exposure and $1.2 million unallocated. At December 31, 1996, the domestic allocation was $7.4 million, foreign was $1.3 million and $633,000 was unallocated.

The allowance allocated for domestic loans increased as a result of management's evaluation of increases in non-accrual real estate loans at June 30, 1997. Management does not believe these increases represent material deteriorating trends, but are isolated to specific borrowers.

The allowance allocated for foreign loans decreased as a result of management's evaluation of the portfolio. Based on an assessment of the information currently available, management believes the allowance allocated for foreign loans at June 30, 1997 to be adequate. It is possible, however, that future deterioration in the repayment capacity of foreign borrowers could result in additional non-performing loans and additions to the allowance for loan losses in amounts not determinable at this time.

During the first six months of 1997, domestic loan charge offs generally increased compared to the same period in 1996 primarily as a result of increases in commercial loan charge offs. There were no foreign loan charge offs in 1997, however, during the second quarter of 1996 the Bank charged off $3.4 million of loans with an Argentine and a Panamanian bank. Both banks had ceased normal operations.

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

                                                       Six Months Ended
                                                           June 30,
                                                ----------------------------
                                                   1997               1996
                                                ---------          ---------
Allowance for doubtful accounts
  at January 1                                  $   2,994           $  2,981
Provision for credit losses                         2,200              2,100
Charge offs                                        (2,257)            (2,548)
Recoveries                                            309                270
                                                ---------           --------

Allowance for doubtful accounts
  at June 30                                    $   3,246           $  2,803
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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
--------------------------

Regulatory Matter
-----------------

On June 16, 1997, the Comptroller (the "Comptroller") of the State of Florida issued an order denying the application filed by Daniel Holtz, Chairman of the Board, Chief Executive Officer and President of Bancorp, Fana Holtz, the Vice-Chairman of the Board, and Javier Holtz, an executive officer of Bancorp (collectively the "Applicants"), to acquire and/or maintain a controlling interest in the Bank through their ownership and control of Bancorp. The Comptroller required that, within 90 days, the Applicants to reduce their ownership of Bancorp below 25% in the aggregate, or 10% in the aggregate if any one of the Applicants remains as an officer of the Bank. The Applicants beneficially owned approximately 46.4% of Bancorp Common Stock at June 30, 1997. The Comptroller also required that the Applicants "take into appropriate consideration of the ownership interest of Abel Holtz" in determining their aggregate ownership position. Abel Holtz, the former Chairman of the Board, Chief Executive Officer and President of Bancorp, is the husband of Fana Holtz and father of Daniel and Javier Holtz. At June 30, 1997, Abel Holtz beneficially owned approximately 8.9% of Bancorp Common Stock.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

(a)
     Exhibit 10.1 - Amendments to Bylaws.

     Exhibit 11   - Calculation of Earnings Per Share

     Exhibit 27   - Financial Data Schedule - This exhibit is incorporated
                    by reference to Exhibit 27 set forth in the June 30, 1997 Form 10-Q electronically filed on August 14, 1997.

-------------------------


(b) The following Current Reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997:

                    - The Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 1997 reporting information under Item 5, Other Events.

                    - The Current Report on Form 8-K filed with the Securities and Exchange Commission on June 27, 1997 reporting information under Item 5, Other Events.

                    - The Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 1997 reporting information under Item 5, Other Events.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






Date:   August 14, 1996       By: /s/ Lucious T. Harris
                                  --------------------------------------------
                                  LUCIOUS T. HARRIS
                                  Senior Vice President and
                                  Treasurer
                                  (Principal Financial and Accounting Officer)