Form 10-Q
period 1997-09-30
CAPITAL BANCORP/FL
filed 1997-11-14
CIK 702164

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarterly Period ended September 30, 1997


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file no. 0-26080

                                 CAPITAL BANCORP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           FLORIDA                                            59-2160717
-------------------------------                         -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                           Identification Number)


         1221 Brickell Avenue, Miami, Florida             33131
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

   X    Yes           No
 -----          -----

As of November 7, 1997, there were 7,656,379 shares of the registrant's Common Stock outstanding.

================================================================================

ITEM 1.                  PART I.  FINANCIAL INFORMATION
                        CAPITAL BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CONDITION
                            (In Thousands of Dollars)

                                                                 September 30,        December 31,
                                                                     1997                 1996
                                                                  -----------         -----------
                                                                  (Unaudited)          (Audited)
ASSETS
   Cash and due from banks                                         $   125,230         $   128,359
   Federal funds sold and securities purchased
     under agreement to resell                                         115,000              52,900
                                                                   -----------         -----------
       Cash and cash equivalents                                       240,230             181,259
                                                                   -----------         -----------
   Securities held to maturity (market value 9/30/97 -
     $21,554, 12/31/96 - $ 31,647)                                      21,263              31,425
   Securities available for sale (at market value)                     208,097             187,061
                                                                   -----------         -----------
       Total securities                                                229,360             218,486
                                                                   -----------         -----------

   Loans                                                               888,232             830,330
     Less allowance for loan losses                                    (11,518)             (9,333)
     Less unearned income                                               (3,333)             (2,964)
                                                                   -----------         -----------
       Loans, net                                                      873,381             818,033
                                                                   -----------         -----------
   Accounts receivable - factoring subsidiary, net                     600,086             449,528
   Premises and equipment, net                                          30,763              29,171
   Due from customers on acceptances                                    20,447              29,900
   Other real estate                                                     2,422               3,632
   Accrued interest and other assets                                    34,087              32,889
                                                                   -----------         -----------
       Total assets                                                $ 2,030,776         $ 1,762,898
                                                                   ===========         ===========
LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY
   Deposits:
     Non-interest bearing deposits                                 $   295,876         $   315,800
     Savings and money market deposits                                 299,324             302,651
     Time deposits                                                     583,096             478,374
                                                                   -----------         -----------
       Total deposits                                                1,178,296           1,096,825
                                                                   -----------         -----------
   Funds purchased and securities
       sold under agreements to repurchase                              87,775              79,905
   Bank acceptances outstanding                                         20,447              29,900
   Due to clients - factoring subsidiary                               235,798             191,489
   Long-term debt                                                      322,488             202,220
   Other liabilities                                                    19,748              15,207
                                                                   -----------         -----------
       Total liabilities                                             1,864,552           1,615,546
                                                                   -----------         -----------
   Minority interest in consolidated subsidiary                         13,343              11,610
                                                                   -----------         -----------
   Stockholders' equity:
     Common stock, $1.00 par value
       Authorized - 20,000,000 shares
       Issued and outstanding - 7,623,671 shares - 9/30/97,
       7,533,726 shares - 12/31/96                                       7,623               7,534
     Capital surplus                                                    14,093              13,219
     Retained earnings                                                 131,228             115,827
     Unrealized loss on securities available
      for sale, net of applicable tax benefits                             (63)               (838)
                                                                   -----------         -----------
       Total stockholders' equity                                      152,881             135,742
                                                                   -----------         -----------
       Total liabilities, minority interest
        and stockholders' equity                                   $ 2,030,776         $ 1,762,898
                                                                   ===========         ===========



See accompanying notes to consolidated financial statements.

                        CAPITAL BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (In Thousands of Dollars Except Per Share Data)
                                   (Unaudited)

                                                     Three Months Ended               Nine Months Ended
                                                         September 30,                   September 30,
                                                   ------------------------        ------------------------
                                                     1997            1996            1997            1996
                                                   --------        --------        --------        --------
INTEREST INCOME:
   Loans                                          $ 21,022        $ 16,782        $ 60,737        $ 51,679
   Advances-factoring clients                        9,892           7,908          26,516          20,800
   Securities                                        3,818           3,741          10,961          11,138
   Federal funds sold                                1,515           1,263           3,643           3,235
   Other                                               170             124             438             591
                                                  --------        --------        --------        --------
      Total interest income                         36,417          29,818         102,295          87,443
                                                  --------        --------        --------        --------
INTEREST EXPENSE:
   Savings and money market deposits                 1,929           1,781           5,435           5,243
   Time deposits                                     8,166           6,291          21,933          17,887
   Short-term borrowings                               919           1,057           2,846           2,895
   Long-term debt                                    5,086           3,956          13,328          10,701
                                                  --------        --------        --------        --------
      Total interest expense                        16,100          13,085          43,542          36,726
                                                  --------        --------        --------        --------

      Net interest income                           20,317          16,733          58,753          50,717
   Provision for loan losses                         1,950             875           5,650           3,175
   Provision for doubtful accounts-
    factoring subsidiary                             1,600             700           3,800           2,800
                                                  --------        --------        --------        --------
      Net interest income after provisions          16,767          15,158          49,303          44,742
                                                  --------        --------        --------        --------

OTHER INCOME:
   Factoring revenues                                9,697           7,908          26,392          21,672
   Service charges on deposits                       3,615           3,459          10,757           9,587
   Fees on letters of credit                         1,060           1,022           3,113           3,202
   Securities gains                                    100               4             157               4
   Other operating income                            1,352           1,234           4,569           4,393
                                                  --------        --------        --------        --------
      Total other income                            15,824          13,627          44,988          38,858
                                                  --------        --------        --------        --------

OTHER EXPENSES:
   Salaries and employee benefits                   11,937          10,595          35,189          30,624
   Occupancy expense, net                            1,996           1,810           5,440           5,899
   Other operating expenses, net                     8,055           6,864          23,726          21,878
                                                  --------        --------        --------        --------
      Total other expenses                          21,988          19,269          64,355          58,401
                                                  --------        --------        --------        --------

   Minority interest in net income of
      consolidated subsidiary                          682             513           1,703             513
                                                  --------        --------        --------        --------

   Income before income taxes                        9,921           9,003          28,233          24,686
   Provision for income taxes                        4,048           3,884          10,932          10,000
                                                  --------        --------        --------        --------

   Net income                                     $  5,873        $  5,119        $ 17,301        $ 14,686
                                                  ========        ========        ========        ========
   Earnings per common and common
      equivalent share:
         Primary                                  $    .71        $    .64        $   2.10        $   1.81
                                                  ========        ========        ========        ========
         Fully diluted                            $    .70        $    .63        $   2.07        $   1.81
                                                  ========        ========        ========        ========

   Cash dividends declared per share of
      common stock                                $  .0833        $  .0833        $  .2499        $  .2499
                                                  ========        ========        ========        ========



See accompanying notes to consolidated financial statements.

                             CAPITAL BANCORP AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands of Dollars)
                                       (Unaudited)

                                                                             Nine Months Ended
                                                                                 September 30,
                                                                         ---------------------------
                                                                            1997             1996
                                                                         ---------         ---------
Cash flows from operating activities:
   Net income                                                            $  17,301         $  14,686
   Adjustments to reconcile net income to net
      cash provided by operating activities:
   Provision for loan losses                                                 5,650             3,175
   Provision for doubtful accounts-factoring subsidiary                      3,800             2,800
   Securities gains                                                           (157)               (4)
   Depreciation and amortization                                             3,519             3,637
   Net loss (gain) on other real estate                                         41              (570)
   Loss on disposal of premises and equipment                                  242                12
   Minority interest in net income of consolidated subsidiary                1,703               513
   Increase in accrued interest and other assets                            (1,656)           (1,532)
   Increase in other liabilities                                             4,563             5,112
                                                                         ---------         ---------
      Net cash provided by operating activities                             35,006            27,823
                                                                         ---------         ---------
Cash flows from investing activities:
   Proceeds from maturities of securities
      held to maturity                                                      10,171             6,106
   Purchase of securities held to maturity                                      --           (15,000)
   Proceeds from sale of securities available for sale                       7,129             3,846
   Proceeds from maturities of securities
      available for sale                                                    23,414            70,742
   Purchase of securities available for sale                               (50,154)          (58,475)
   Net increase in loans                                                   (61,214)          (72,299)
   Proceeds from sale of premises and equipment                                 77               120
   Purchase of premises and equipment                                       (5,474)           (2,630)
   Proceeds from sale of other real estate                                   1,405             4,798
   Improvements to other real estate                                           (20)             (576)
   Increase in accounts receivable-factoring
      subsidiary (net of due to clients)                                  (110,049)          (76,972)
                                                                         ---------         ---------
      Net cash used in investing activities                               (184,715)         (140,340)
                                                                         ---------         ---------
Cash flows from financing activities:
   Net increase in deposits                                                 81,471             5,467
   Net increase in Federal funds purchased and securities
     sold under agreements to repurchase                                     7,870             8,212
   Proceeds from issuance of long-term debt                                120,598            39,000
   Repayment of long-term debt                                                (330)             (330)
   Cash dividends paid                                                      (1,892)           (1,864)
   Proceeds from exercise of stock options                                     987               341
   Repurchase of Common Stock                                                  (24)              (37)
   Net proceeds from public offering of subsidiary's Common Stock               --            17,646
                                                                         ---------         ---------
      Net cash provided by financing activities                            208,680            68,435
                                                                         ---------         ---------

Net increase (decrease) in cash and cash equivalents                        58,971           (44,082)
Cash and cash equivalents at beginning of period                           181,259           213,903
                                                                         ---------         ---------

Cash and cash equivalents at end of period                               $ 240,230         $ 169,821
                                                                         =========         =========





                                   (Continued)
                                       -4-

                             CAPITAL BANCORP AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Continued)
                                (In Thousands of Dollars)
                                       (Unaudited)

                                                                       Nine Months Ended
                                                                          September 30,
                                                                   ------------------------
                                                                     1997            1996
                                                                   --------        --------
Supplemental Disclosures

Cash paid during the period for:
   Interest                                                        $ 42,946        $ 36,817
                                                                   ========        ========

   Income taxes                                                    $ 12,878        $  7,822
                                                                   ========        ========
Non-cash activities:
   Decrease (increase) in the unrealized loss on
     securities available for sale, net of applicable
     taxes (benefits) in 1997 - $458 and in 1996 - $(1,057)        $    775        $ (1,537)
                                                                   ========        ========
   Loans and advances transferred to other real estate             $    235        $  1,026
                                                                   ========        ========
   Loans recorded in connection
     with sales of other real estate                               $     19        $     --
                                                                   ========        ========



















See accompanying notes to consolidated financial statements.

                              CAPITAL BANCORP AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    September 30, 1997

NOTE 1:  BASIS OF PRESENTATION

The Consolidated Statements of Condition for Capital Bancorp and its subsidiaries (the "Company") as of September 30, 1997 and December 31, 1996, the Consolidated Statements of Income for the three- and nine-month periods ended September 30, 1997 and 1996 and the Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 1997 and 1996 included in this Form 10-Q have been prepared by the Company in conformity with the instructions to Form 10-Q and Article 10 of Regulation S-X and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The statements are unaudited except for the Consolidated Statement of Condition as of December 31, 1996.

The accounting policies followed for interim financial reporting are consistent with the accounting policies set forth in Note 1 to the Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission.

The consolidated financial statements include the accounts of Capital Bancorp ("Bancorp"), Capital Bank and its wholly-owned subsidiaries (the "Bank"), and the Bank's majority-owned subsidiary, Capital Factors Holding, Inc. and its subsidiaries ("Capital Factors"). All significant intercompany transactions and balances have been eliminated in consolidation. In the opinion of management, the interim consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information contained therein. The interim results of operations are not necessarily indicative of the results which may be expected for the full year.

NOTE 2: RISK ELEMENTS - LOANS AND ADVANCES

FOREIGN OUTSTANDINGS
--------------------

Foreign outstandings included in the loan portfolio consisted of the following (in thousands of dollars):

                                   September 30,    December 31,
                                       1997             1996
                                   -------------    ------------
     Performing trade credits        $137,542        $141,620
     Other performing loans             8,847           3,767
     Non-accrual loans                     96              96
                                     --------        --------
                                     $146,485        $145,483
                                     ========        ========

Performing trade credits consist primarily of refinanced letters of credit, acceptances purchased and pre-export financings principally to banks that are located in foreign countries. Cash collateral maintained at the Bank as offsets to outstanding foreign loans totaled $20.8 million at September 30, 1997 compared to $23.9 million at year end 1996. In addition to the outstanding foreign loans, at September 30, 1997 and December 31, 1996 there were $15.6 million and $20.8 million, respectively, due primarily from foreign customers on acceptances, offset by $2.5 million and $2.6 million, respectively, of cash collateral maintained at the Bank.

Cross border outstandings include loans, acceptances, acceptances purchased, pre-export financings and other interest bearing assets. The following is a list of cross border outstandings at September 30, 1997 and December 31, 1996 for those countries for which the total amount of outstandings, net of (a) any written guarantees of principal or interest by domestic or other non-local third parties (other than the foreign government) and (b) the value of any tangible liquid collateral that may be netted against the outstandings, exceeded 1% of consolidated total assets (in thousands of dollars):

                 September 30,                                December 31,
                     1997                                         1996
                 -------------                                ------------
   Brazil          $32,183                  Peru                $29,127
   Peru             30,559                  Brazil               23,153
                   -------                  Argentina            20,243
                   $62,742                  Guatemala            17,632
                   =======                                      -------
                                                                $90,155
                                                                =======

At September 30, 1997, the Bank had cross border outstandings to Guatemala and Argentina aggregating $16.8 million and $15.4 million, respectively, which exceeded .75%, but were less than 1% of consolidated total assets. At December 31, 1996, the Bank had no net cross border outstandings that exceeded .75% but were less than 1% of consolidated total assets.

At September 30, 1997 and December 31, 1996, the Bank held debt securities totaling $8.2 million and $7.6 million, respectively,issued by debtors located in foreign countries.

IMPAIRED LOANS
--------------

At September 30, 1997 and December 31, 1996, the recorded investment in certain loans that were considered impaired under Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," was $15.4 million and $4.9 million, respectively, all of which were on non-accrual status at the respective dates. Measurement for impairment of $11.2 million and $4.3 million of these loans was based on the estimated value of collateral at September 30, 1997 and December 31, 1996, respectively, and the remainder was measured based on the present value of projected cash flows. These loans required a SFAS No. 114 reserve for possible credit losses of $3.3 million and $1.3 million at September 30, 1997 and December 31, 1996, respectively, which is included within the overall allowance for loan losses. The average recorded investment in impaired loans during the nine months ended September 30, 1997 and 1996 was $9.4 million and $6.8 million, respectively.

At September 30, 1997 and December 31, 1996, the recorded investment in client advances that were considered impaired under SFAS No. 114 was $320,000 and $660,000, respectively, all of which were on non-accrual status at the respective dates. Measurement for impairment was based on the estimated value of collateral. These advances did not require a SFAS No. 114 reserve for possible credit losses at September 30, 1997, however, they did require a SFAS No. 114 reserve for possible credit losses of $30,000 at December 31, 1996, which is included within the overall allowance for doubtful accounts.

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

At September 30, 1997 there were $1,259,000 of loans that were over 90 days past due and still accruing interest, as compared to $264,000 at December 31, 1996. Loans which are over 90 days past due and still accruing interest are in the process of collection and are deemed to be well secured.

Following is a summary of non-accrual loans and advances (in thousands of dollars):

                                              September 30,   December 31,
                                                  1997           1996
                                              -------------   ------------
     Commercial loans                            $ 2,952        $2,874
     Foreign loans                                    96            96
     Real estate loans                            12,346         1,881
     Consumer loans                                  805           546
                                                 -------        ------
     Total                                        16,199         5,397

     Advances                                        320           660
                                                 -------        ------
     Total non-accrual loans and advances        $16,519        $6,057
                                                 =======        ======

Non-accrual loans increased to $16.2 million at September 30, 1997, primarily reflecting an increase in real estate non-accrual loans. The increase in real estate non-accrual loans resulted primarily from the transfer of three loans aggregating $10.4 million to non-accrual status during the second quarter of 1997. Each of these three loans is secured by a first mortgage on real estate. Management has instituted collection procedures or workout arrangements in connection with non-accrual loans and advances and has established allowances for loan losses and doubtful accounts deemed adequate to absorb potential losses, based on information currently available. Many of the factors considered in management's determination as to the adequacy of the allowances involve a significant degree of estimation and are subject to rapid changes that may be unforeseen by management. Changes to these factors could result in future adjustments to the allowances for loan losses and doubtful accounts.

NOTE 3:  LITIGATION


The Company and certain of its present and former directors and officers are defendants in two lawsuits, one of which is a shareholder derivative lawsuit. Such lawsuits allege that certain of the defendants engaged in a number of allegedly improper and illegal activities. On October 29, 1997, the Company announced that, subject to the satisfaction of certain conditions, such lawsuits had been settled. In entering into the settlement, no party admitted any wrongdoing. Under the terms of the settlement agreement, Abel Holtz, the former chairman of the board, chief executive officer and president of Bancorp and the Bank, will surrender 140,000 shares of Bancorp Common Stock to Bancorp for cancellation. In addition, Bancorp will pay $8.5 million to the plaintiffs' counsel in the lawsuits as a compromise resolution of all of the plaintiffs' claims for legal fees and costs. The settlement agreement also provides for the dismissal of the two lawsuits with prejudice and the release of certain irrevocable proxies that previously had been granted on shares of Bancorp Common Stock owned by the plaintiffs. Such plaintiffs have agreed to vote their shares in favor of the pending merger between Bancorp and Union Planters Corporation, a bank holding company based in Memphis, Tennessee ("UPC").

In addition, the parties have agreed to stay their appeals of the denial of the change-in-control application filed by Fana Holtz, Daniel Holtz and Javier Holtz to acquire and/or maintain a controlling interest in the Bank. Upon consummation of the merger with UPC, the parties will file a motion to dismiss their respective appeals of such denial as moot.

The settlement, which has been approved by the court, is subject to the lack of any objection by the relevant bank regulatory authorities and approval of the merger between Bancorp and UPC by the shareholders of Bancorp.

NOTE 4:  AGREEMENT AND PLAN OF MERGER

On August 12, 1997, Bancorp entered into an Agreement and Plan of Merger (the "Agreement") with UPC, pursuant to which Bancorp will merge with and into a subsidiary of UPC, which will be the surviving corporation. Upon consummation of the merger, each share of common stock of Bancorp will be exchanged for .8525 shares of UPC common stock. The Agreement is subject to regulatory approval, approval by Bancorp's shareholders and the satisfaction of certain normal contractual closing conditions. A special meeting of the shareholders of Bancorp has been scheduled for November 24, 1997 for consideration of the merger.

ITEM 2.

                             MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             CAPITAL BANCORP AND SUBSIDIARIES

INTRODUCTION

Capital Bancorp ("Bancorp") is a bank holding company which conducts operations principally through Capital Bank (the "Bank"), a wholly-owned subsidiary, and Capital Factors Holding, Inc., an 81%-owned subsidiary of the Bank. The Bank operates a commercial banking franchise through 28 offices located in the South Florida area. Capital Factors Holding, Inc. and its subsidiaries ("Capital Factors") are principally engaged in providing receivables-based commercial financing and related fee-based credit, collection and management information services through offices located in Boca Raton, Florida; New York, New York; Los Angeles, California; Charlotte, North Carolina and a limited service office in Atlanta, Georgia. Throughout this discussion, Bancorp and its subsidiaries are collectively referred to as the "Company."

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

On August 12, 1997, Bancorp entered into an Agreement and Plan of Merger (the "Agreement") with Union Planters Corporation, a bank holding company based in Memphis, Tennessee, ("UPC") pursuant to which Bancorp will merge with and into a subsidiary of UPC, which will be the surviving corporation. Upon consummation of the merger, each share of common stock of Bancorp will be exchanged for .8525 shares of UPC common stock. The Agreement is subject to regulatory approval, approval by Bancorp's shareholders and the satisfaction of certain normal contractual closing conditions. A special meeting of the shareholders of Bancorp has been scheduled for November 24, 1997 for consideration of the merger.

FINANCIAL CONDITION - SEPTEMBER 30, 1997 VS. DECEMBER 31, 1996

OVERVIEW
--------

Total consolidated assets increased $267.9 million, or 15%, during the first nine months of 1997, which included increases of $233.9 million in interest earning assets and $34.0 million in non-interest earning assets. The increase in total consolidated assets was comprised primarily of increases of $150.6 million in net accounts receivable - factoring subsidiary, $59.0 million in cash and cash equivalents and $55.3 million in net loans. Total consolidated liabilities increased $249.0 million and included net increases of $229.5 million in interest bearing balances (of which $120.3 million relates to long-term debt and $104.7 million relates to time deposits) and $19.5 million in non-interest bearing balances. Total stockholders' equity increased $17.1 million, to $152.9 million, primarily as a result of earnings in excess of dividends declared.

LOANS
-----

During the first nine months of 1997, total loans increased $57.9 million, or 7%, with increases primarily in commercial and real estate loans offset by a decrease in consumer loans.

During 1997, commercial loans increased $46.9 million, or 21%. At September 30, 1997, commercial loans totaled $269.7 million, $79.1 million of which were asset-based loans of Capital Factors. The increase in commercial loans consisted primarily of an increase of $43.1 million in asset-based loans at Capital Factors. Asset-based loans are collateralized primarily by receivables owned by the borrowers. The risks associated with asset-based lending are similar to those involved in Capital Factors' traditional factoring activities and primarily involve the credit quality of the receivables accepted as collateral. The experience in monitoring receivables that Capital Factors has gained through its traditional factoring activities is beneficial in managing this activity.

Substantially all of the Company's real estate lending is commercial in nature, including construction financing for new residential developments and short-term (5 to 7 years) first mortgages on income producing properties. Real estate loans increased $25.1 million, or 9%, during the first nine months of 1997 to $300.2 million, primarily as a result of increases in the Bank's mini-permanent mortgage loan portfolio.

Consumer loans decreased $16.7 million, or 9%, to $166.7 million, primarily due to a decrease in installment loans. Underwriting of installment loans has slowed down during 1997 in connection with risk management strategies.

ACCOUNTS RECEIVABLE - FACTORING SUBSIDIARY
------------------------------------------

Accounts receivable - factoring subsidiary, net, increased $150.6 million, or 33%, to $600.1 million as a result of an overall increase in factoring volume. Capital Factors (as well as the factoring industry in general) has historically experienced and expects to continue to experience seasonal fluctuations in its factored sales volume and factoring fees, which generally is highest during the period from August to November. A principal reason for the fluctuation is the seasonality in the sales of certain of Capital Factors' clients, especially those in the apparel industry. Capital Factors purchases receivables from its clients and records a liability payable to the clients at the time of such purchase. From time to time, the liability is reduced by advance payments by Capital Factors to the clients, prior to the contractual payment date for the receivables purchased. Such advance payments are interest earning balances of Capital Factors. Interest earning advances, net of client interest bearing credit balances, amounted to $372.1 million at September 30, 1997, compared to $263.5 million at December 31, 1996. Balances due to factoring clients for receivables purchased were $235.8 million and $191.5 million at September 30, 1997 and December 31, 1996, respectively. Non-accrual advances were $320,000 and $660,000 at September 30, 1997 and December 31, 1996, respectively, and are considered in the assessment of the allowance for doubtful accounts for adequacy (see "Provision for Doubtful Accounts - Capital Factors" below).

CASH AND CASH EQUIVALENTS
-------------------------

The increase in cash and cash equivalents was composed primarily of an increase of $62.1 million in federal funds sold and securities purchased under agreements to resell. The increase in federal funds sold and securities purchased under agreements to resell resulted primarily from net inflows of deposits and from funds raised by Capital Factors as a result of the issuance of Variable Funding Certificates to outside investors in the first half of 1997. See "Long-Term Debt" below for additional information.

DEPOSITS
--------

Total deposits were $1,178.3 million at September 30, 1997 and $1,096.8 million at December 31, 1996. The increase in total deposits primarily included an increase of $104.7 million in time deposits offset by a decrease of $19.9 million in non-interest bearing deposits. The increase in time deposits resulted from marketing strategies during the second quarter to increase overall deposits and liquidity.

The Company does not operate any foreign offices; however, as a result of the activities of the Bank's International Division, foreign customers maintain deposit accounts with the Bank. Deposits by foreign customers amounted to $191.7 million at September 30, 1997 and $190.7 million at December 31, 1996, representing 16% and 18% of total deposits, respectively. The level of these deposits is, in part, related to the level of trade finance activity conducted by the Company, and is also affected by economic trends in foreign countries.

SHORT-TERM BORROWINGS
---------------------

The Company's short-term borrowings primarily represent securities sold under agreements to repurchase on an overnight basis involving retail customers. From time to time, the Company may also access wholesale repurchase sources for seven to 90 day periods for short-term liquidity management purposes. Retail repurchase agreements increased $7.9 million to $87.8 million during the first nine months of 1997.

LONG-TERM DEBT
--------------

At September 30, 1997, Capital Factors had outstanding three series of Variable Rate Asset- Backed Certificates that are fixed as to principal amount, aggregating $175.0 million. Such certificates bear interest at LIBOR plus 1.25% (6.91% at September 30, 1997, excluding annualized transaction costs of 0.37%) and are scheduled to mature in December 1999 ($100.0 million), June 2000 ($25.0 million) and January 2001 ($50.0 million). During the second quarter of 1997 Capital Factors issued a fourth series of Variable Rate Asset-Backed Securities (the "Variable Funding Certificates"). The Variable Funding Certificates included the issuance of $96.25 million of senior certificates that bear interest at LIBOR plus 0.75%, and $4.75 million of senior subordinated certificates that bear interest at LIBOR plus 1.50%. Unlike the previously issued series of asset backed certificates, which are fixed as to principal amount, the Variable Funding Certificates provide for a monthly settlement of principal, which may increase or decrease the outstanding amount. Borrowings of up to the full $100.0 million may be made to the extent that Capital Factors, Inc. generates eligible advances. At September 30, 1997, the outstanding amount of the Variable Funding Certificates was $100.0 million 6.41% at September 30,
1997). The Variable Funding Certificates mature in April 2002.

Capital Factors has also established a $50 million revolving credit facility with an unaffiliated lender. Borrowings under this facility bear interest at LIBOR plus 2.15% (7.78% at September 30, 1997) and mature in March 1999. During 1997 borrowings under this credit facility increased $20.6 million to $36.5 million at September 30, 1997. Also, Capital Factors has privately placed a $10 million subordinated note with an unaffiliated lender. The note bears interest at a fixed rate of 7.95% and matures in July 2001.

CAPITAL RESOURCES
-----------------

Stockholders' equity increased $17.1 million during the first nine months of 1997 primarily as a result of net income of $17.3 million offset by dividends declared of $1.9 million.

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

At September 30, 1997 and December 31, 1996, the regulatory capital ratios of the Company and the Bank were as follows:

                                                                              MINIMUM
                              COMPANY                    BANK             REQUIREMENT OF
                      ----------------------    ----------------------    --------------
                      9/30/97       12/31/96    9/30/97       12/31/96
                      -------       --------    -------       --------
Leverage ratio          8.55%         8.38%      8.15%          8.03%            3%*

Tier One ratio         10.17%        10.84%      9.68%         10.37%            4%

Total ratio            11.14%        11.75%     10.65%         11.28%            8%



--------------------
      *Banking regulators expect institutions to maintain an excess of 1 to 2% above the minimum.

In the opinion of management, these ratios are sufficient to protect depositors and facilitate future growth. The Company's management continuously reviews capital adequacy. The various alternatives for generating equity from internal and external sources are constantly under review to ascertain the most effective approach for the Company. The Company has traditionally provided most of its capital through retained earnings. For the first nine months of 1997 and 1996, the Company's annualized internal capital generation ratio was 15.17% and 15.06%, respectively.

Bancorp currently pays dividends of 8.33 cents per share per quarter. This dividend policy is dependent upon the ability of the Bank and its subsidiaries to continue the payment of dividends to Bancorp. Unforeseen changes in the financial condition of the Bank and its subsidiaries, or actions by regulatory authorities, could result in changes in the dividend policy.

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

Cash and cash equivalents totaled $240.2 million and $181.3 million at September 30, 1997 and December 31, 1996, respectively. During the first nine months of 1997, the Company generated net cash flows of $208.7 million and $35.0 million from its financing and operating activities, respectively, while using $184.7 million in its investing activities.

The $208.7 million of net cash flows generated by the Company's financing activities included $120.6 million from long-term borrowings by Capital Factors and $81.5 million from deposit growth. During the second quarter of 1997 Capital Factors issued a fourth series of variable rate asset-backed securities (the "Variable Funding Certificates"). At September 30, 1997, the outstanding amount of the Variable Funding Certificates was $100 million. During 1997 Capital Factors' borrowings under its established credit facility with an unaffiliated lender increased $20.6 million. See "Financial Condition -- Long-Term Debt" for more information. Deposit growth resulted from marketing strategies employed during the second quarter. The objective of these strategies was to increase the overall level of liquid assets held.

During the first nine months of 1997, the Company's investing activities utilized $184.7 million of the liquidity generated from operating and financing activities. Net new advances by Capital Factors amounted to $110.0 million, and net new loans amounted to $61.2 million.

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

In the normal course of business, the Company utilizes various financial instruments with off-balance sheet risk to meet the financing needs of its customers. These off-balance sheet activities include commitments to extend credit, commercial letters of credit and standby letters of credit. The liquidity, credit and market risks associated with these financial instruments are generally managed in conjunction with the Company's balance sheet activities and are subject to normal credit policies, financial controls and risk limiting and monitoring procedures. At September 30, 1997, the Company had outstanding commitments to extend credit, commercial letters of credit and standby letters of credit amounting to $302.8 million, $95.6 million and $20.3 million, respectively. In the normal course of business, some of these commitments may expire without being drawn upon. The Company expects to meet funding requirements resulting from these commitments by using its traditional sources of liquidity.

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

Liquidity is also important for Bancorp, and the ability of Bancorp to meet debt service requirements, pay dividends to stockholders and satisfy other liquidity needs is primarily dependent on the Bank's ability to continue the payment of dividends. The ability of the Bank to pay dividends is governed by Florida statutes. At periodic intervals, state or federal regulatory agencies routinely examine Bancorp and the Bank as part of their legally prescribed oversight of the banking industry and may further restrict the payment of dividends or other activities by regulatory action. At September 30, 1997, the Bank was not subject to any restrictions on the payment of dividends other than statutory.

For the 12 months commencing September 30, 1997, Bancorp's estimated cash needs, including normal operations, costs associated with the proposed merger with UPC (should it be consummated), and the settlement of certain litigation (see Part
II. Item 1. Legal Proceedings herein), aggregate approximately $13 million. At September 30, 1997, Bancorp had available cash balances of $8.2 million. Management anticipates that any cash needs of Bancorp in excess of cash available will be met by the payment of dividends by the Bank to Bancorp. In the event the proposed merger with UPC is not approved by Bancorp's stockholders, or if the merger is not consummated for some other reason, Bancorp's cash needs over the next twelve months as described above will likely be reduced.

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

Interest rates earned and paid on interest earning assets and interest bearing liabilities are influenced both by factors outside the control of management, such as current market interest rates (e.g., prime, LIBOR) and factors controlled by management (e.g., rates paid on deposits). Management can further influence net interest income by adjusting the mix of assets and liabilities between fixed and floating rate instruments, or adjusting the duration of these items. To an extent, management's ability to control these factors is contingent upon customer demand or acceptance of the products offered by the Company. At September 30, 1997, the Company's cumulative one-year gap (the difference between interest earning assets and interest bearing liabilities) was negative $37.8 million, or approximately 2% of total earning assets. Management does not believe the Company's operating results will be significantly impacted by changes in interest rates over the next year.

Maintenance of satisfactory funding levels allows the Company to position itself so that the risks of interest rate fluctuations are decreased. This, together with a high percentage of variable rate assets, provides a more consistent margin between interest earning assets and interest bearing liabilities. For the first nine months of 1997, the average yield on interest earning assets was 9.26%. For the first nine months of 1997, the average rate paid on interest bearing deposit liabilities was 4.41%, while the average rate paid for other interest bearing liabilities was 6.75%. To the extent that non-deposit liabilities grow faster than deposits, or the mix of deposits shifts to a greater proportion of higher cost time deposits as compared to demand or savings deposits, the Company's overall cost of funds will likely rise, contributing to a decrease in net interest income. At this time, management does not believe these factors will have a significant adverse impact on net interest income over the next twelve months.

The following table provides a summary analysis of maturity and repricing characteristics of the Company's interest earning assets and interest bearing liabilities at September 30, 1997. For purposes of this analysis, regular passbook savings and NOW and money market accounts are included as repricing in 90 days or less. The difference between the maturities and repricing intervals applicable to interest earning assets and interest bearing liabilities is commonly referred to as the "gap."

                       INTEREST RATE SENSITIVITY BY MATURITY
                                OR REPRICING DATES
                              (In Millions of Dollars)

                                            90 days        91-180         181-365         Over
                                            or less         days           days         one year        Total
                                          ----------      --------       --------       --------      ----------
     Interest earning assets:
     Securities                           $     22.3      $   12.6       $   15.3       $  179.2      $    229.4
     Loans(1)                                  477.8          88.5           53.0          252.7           872.0
     Other earning
       assets(2)                               506.1          --             --               .2           506.3
                                          ----------      --------       --------       --------      ----------
     Total interest
       earning assets                        1,006.2         101.1           68.3          432.1         1,607.7
                                          ----------      --------       --------       --------      ----------

     Interest bearing liabilities:
     Interest bearing
       deposits                                480.5         114.1          218.5           69.3           882.4
     Short-term borrowings                      87.8          --             --             --              87.8
     Long-term debt                            312.5          --             --             10.0           322.5
                                          ----------      --------       --------       --------      ----------
     Total interest
       bearing liabilities                     880.8         114.1          218.5           79.3         1,292.7
                                          ----------      --------       --------       --------      ----------

     Gap                                       125.4         (13.0)        (150.2)         352.8      $    315.0
                                          ----------      --------       --------       --------      ==========
     Cumulative Gap                       $    125.4      $  112.4       $  (37.8)      $  315.0
                                          ==========      ========       ========       ========



-------------------------

(1) Excludes non-accrual loans of $16.2 million.

(2) Excludes non-accrual advances of $320 thousand.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


GENERAL
-------

The Company recorded net income of $17.3 million for the nine months ended September 30, 1997, compared to $14.7 million for the nine months ended September 30, 1996. The increase was primarily a result of an improved net interest margin and higher factoring revenue offset by higher salaries and employee benefits and higher provisions for credit losses. Primary earnings per share was $2.10 for the nine months ended September 30, 1997 compared to $1.81, for the same period in 1996. Fully diluted earnings per share was $2.07 for the nine months ended September 30, 1997 compared to $1.81, for the same period in 1996. For the nine months ended September 30, 1997, the Company's annualized returns on average assets was 1.25% compared to 1.21% for the same period in 1996. The annualized return on average stockholders' equity was 16.09% in 1997 compared to 16.31% in 1996.

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

                             BUSINESS SEGMENT DATA
                           (In Thousands of Dollars)


                                                         Nine Months Ended
                                                            September 30,
                                                    --------------------------
                                                       1997             1996
                                                    ---------         --------
Net interest income and non-interest income:
  Domestic banking activities                       $  54,835         $ 49,607
  Foreign banking activities                            8,042            7,502
                                                    ---------         --------
      Total banking activities                         62,877           57,109

  Factoring activities                                 41,090           32,616
  Intercompany (1)                                       (226)            (150)
                                                    ---------         --------

      Total                                         $ 103,741           89,575
                                                    =========         ========

Income (loss) before income taxes:
  Domestic banking activities                       $  14,495         $ 15,985
  Foreign banking activities                            5,015            1,109
                                                    ---------         --------
      Total banking activities                         19,510           17,094

  Factoring activities                                 14,931           13,029
  Minority interest in factoring activities,
   net of applicable taxes                             (1,703)            (513)
  Corporate and other (2)                              (4,505)          (4,924)
                                                    ---------         --------
      Total                                         $  28,233         $ 24,686
                                                    =========         ========

-------------------------

(1) Intercompany operating results primarily reflect service charges on Capital Factors' accounts at the Bank.

(2) Corporate and other includes costs associated with various activities and functions, including the operations of Bancorp (parent only), certain senior management of the Bank and other administrative costs.

Net interest income derived from domestic banking activities amounted to $39.7 million and $35.7 million for the nine months ended September 30, 1997 and 1996, respectively, primarily reflecting higher levels of average interest earning assets. Non-interest income from domestic banking activities amounted to $14.9 million and $13.7 million in 1997 and 1996, respectively. The increase in non-interest income in 1997 compared to 1996 was primarily due to an increase in service charges on deposits as a result of the adjustment to the pricing of some services in the second half of 1996. Operating results from domestic activities was also affected by higher provisions for domestic loan losses. Based on management's assessment of the allowance for loan losses and the domestic loan portfolio, the provision for domestic loan losses increased $5.4 million, from $370,000 for the nine months ended September 30, 1996 to $5.8 million for the comparable period of 1997. See "ASSET QUALITY REVIEW" and "Allowance for Loan Losses" below for additional discussion.

The Company does not operate any foreign offices. Foreign banking operations principally arise from the Company's trade finance lending to, and issuance of letters of credit on behalf of, banks and financial institutions located in Central and South America. Net interest income from foreign banking activities totaled $4.5 million and $4.2 million in 1997 and 1996, respectively. Net interest income increased in 1997 compared to 1996 primarily as a result of higher levels of average earning foreign loans offset by lower average rates earned on those loans. Non-interest income from foreign banking activities primarily represents letter of credit fees and amounted to $3.5 million and $3.4 million in 1997 and 1996, respectively. Operating results from foreign banking activities increased primarily as a result of lower provisions for foreign loan losses. The provision for foreign loan losses decreased $3.0 million, from $2.8 million for the nine months ended September 30, 1996 to a credit of $150,000 for the comparable period of 1997. The 1996 provision reflects approximately $1.4 million for certain exposures in connection with several loans to a Panamanian bank for which the Panamanian government suspended operations during the first quarter, and $1.0 million for certain exposures in connection with several loans to an Argentine bank. These loans were charged off in June of 1996.

The Company's factoring activities continued to grow in 1997, due primarily to the increase in new clients. Non-interest income, which primarily represents factoring commissions, amounted to $26.8 million and $21.9 million in 1997 and 1996, respectively, reflecting increased accounts receivable purchased from $1.9 billion in 1996 to $2.3 billion in 1997. Net interest income derived from factoring activities amounted to $14.3 million and $10.7 million in 1997 and 1996, respectively. Growth in average interest earning assets, primarily in advances, due to business development gave rise to this increase. The increases in net interest income and non-interest income were partially offset by an increase in non-interest expenses. The increase in non-interest expenses was primarily the result of the expansion of factoring activities.

NET INTEREST INCOME
-------------------
Net interest income is the difference between interest and fees earned on loans and investments and interest paid on deposits and other sources of funds. Net interest income totaled $58.8 million and $50.7 million for the nine months ended September 30, 1997 and 1996, respectively. Loan fees included in net interest income amounted to $1.8 million and $1.3 million in 1997 and 1996, respectively. Net interest income on a fully tax-equivalent basis, including loan fees, totaled $59.2 million in 1997 compared to $51.4 million in 1996.

The following table sets forth information on yields earned and rates paid by the Company for the nine month periods ended September 30, 1997 and 1996, and should be read in conjunction with the net interest income analysis directly following such table. Yield and interest on tax-exempt loans and securities have been adjusted to reflect tax-equivalent basis using the Federal tax rate of 35%. Loans and accounts receivable-advances on non-accrual status have been included in average balances for purposes of computing average yield or rate. Yields on securities available for sale have been computed based on amortized cost.

                          YIELDS EARNED AND RATES PAID
                        (All Dollar Amounts in Thousands)

                                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                    -------------------------------------------------------------------------------
                                                      1997                                     1996
                                    --------------------------------------    -------------------------------------
                                                                  Average                                   Average
                                      Average                      Yield       Average                       Yield
                                      Balance       Interest      Or Rate      Balance       Interest       Or Rate
                                    ----------      --------      --------    ----------      -------      --------
ASSETS
Interest earning assets:
Loans, net of unearned income:
 U.S. Borrowers                     $  704,003      $ 52,645         10.00%   $  600,018      $43,957          9.77%
 Foreign Borrowers                     136,889         7,378          7.21       126,914        7,070          7.44
 Tax-exempt                             10,128         1,098         14.49        15,500        1,869         16.11
                                    ----------      --------      --------    ----------      -------      --------
   Total loans                         851,020        61,121          9.60       742,432       52,896          9.51

Accounts receivable
 advances - factoring
 subsidiary                            308,066        26,516         11.51       229,885       20,800         12.09

Securities:
Securities held to maturity:
 Taxable                                25,470         1,374          7.21        25,943        1,567          8.07
 Tax-exempt                              2,157           173         10.70         3,095          247         10.65
Securities available for sale:
 Taxable                               197,114         9,475          6.43       205,251        9,410          6.12
Federal funds sold
 and other interest earning
 assets                                 99,891         4,081          5.46        96,950        3,826          5.27
                                    ----------      --------      --------    ----------      -------      --------
  Total interest earning
   assets                            1,483,718       102,740          9.26     1,303,556       88,746          9.09
                                                    --------                                  -------
Less allowances for loan losses
 and doubtful accounts                 (13,868)                                  (13,633)
Cash and due from banks                 98,784                                    91,332
Due from customers on
  acceptances                           23,283                                    30,208
Other real estate                        3,173                                     5,296
Other assets                           250,193                                   203,216
                                    ----------                                ----------
    Total                           $1,845,283                                $1,619,975
                                    ==========                                ==========


                                                              YIELDS EARNED AND RATES PAID
                                                            (ALL DOLLAR AMOUNTS IN THOUSANDS)
                                                        FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                        ----------------------------------------------------------------------------
                                                        1997                                       1996
                                        ------------------------------------    ------------------------------------
                                                                     Average                                 Average
                                          Average                     Yield      Average                      Yield
                                          Balance      Interest      Or Rate     Balance       Interest      Or Rate
                                        ----------     --------      -------    ----------     --------      -------
LIABILITIES, MINORITY INTEREST AND
  STOCKHOLDERS' EQUITY
Interest bearing liabilities:
 Deposits:
  Savings and Money Market              $  295,571      $ 5,435         2.46%   $  284,277      $ 5,243         2.46%
  Time                                     533,724       21,932         5.49       436,935       17,887         5.47
                                        ----------      -------      -------    ----------      -------      -------
    Total interest bearing
     deposits                              829,295       27,367         4.41       721,212       23,130         4.28
Short-term borrowings                       85,136        2,846         4.47        85,031        2,895         4.55
Long-term borrowings                       236,226       13,329         7.54       187,902       10,701         7.61
                                        ----------      -------      -------    ----------      -------      -------
    Total interest bearing
     liabilities                         1,150,657       43,542         5.06       994,145       36,726         4.93
                                        ----------      -------      -------    ----------      -------      -------
Non-interest bearing
  deposits                                 299,225                                 304,796
Bank acceptances outstanding                23,284                                  30,208
Other liabilities                          215,962                                 168,176
Minority interest in
  consolidated subsidiary                   12,379                                   2,370
Stockholders' equity                       143,776                                 120,280
                                        ----------                              ----------
    Total liabilities,
     minority interest and
     stockholders' equity               $1,845,283                              $1,619,975
                                        ==========                              ==========
    Net interest earnings/
     yield                                              $59,198         5.33%                   $52,020         5.33%
                                                        =======      =======                    =======      =======

    Net interest spread                                                 4.20%                                   4.16%
                                                                     =======                                 =======
    Utilization rate                                                   80.41%                                  80.47%
                                                                     =======                                 =======


Net interest income in the first nine months of 1997 increased $8.0 million over the same period in 1996 and was comprised of an increase of $14.8 million in interest income offset by an increase of $6.8 million in interest expense. The increase in net interest income was due to an increase in average interest earning assets (primarily loans and advances) to $1.5 billion in 1997 from $1.3 billion in 1996. Average interest bearing liabilities increased to $1.2 billion in 1997 from $994.1 million in 1996. The increase in average interest bearing liabilities occurred primarily in time deposits and long-term borrowings. Approximately 59% of the increase in interest expense was attributable to interest expense on time deposits and is primarily the result of an increase in average balances. Average time deposits increased $96.8 million, or 22%, for the first nine months of 1997 to $533.7 million and represented 64% of average interest bearing deposits in 1997 compared to 61% in 1996. Interest expense on long-term borrowings increased $2.6 million, or 25%, for the first nine months of 1997 as compared to the same period in 1996, primarily as a result of higher average borrowing at Capital Factors. Average long-term borrowings increased $48.3 million, or 26%, to $236.2 million for the nine months ended September 30, 1997.

See "Asset/Liability Management and Interest Rate Risk" above for a discussion of factors that may affect net interest income.

PROVISION FOR LOAN LOSSES
-------------------------

For the first nine months of 1997, the provision for loan losses increased $2.5 million to $5.7 million as compared to $3.2 million during the same period in 1996. The increase reflects the increase in non-accrual in the Bank's domestic loan portfolio. The assessment of the adequacy of the provision involves a significant degree of estimation and is subject to change. See "ASSET QUALITY REVIEW" and "Allowance for Loan Losses" below for additional discussion.

PROVISION FOR DOUBTFUL ACCOUNTS - CAPITAL FACTORS
-------------------------------------------------

For the first nine months in 1997, the provision for doubtful accounts amounted to $3.8 million compared to $2.8 million for the same period in 1996. For the nine months ended September 30, 1997 and 1996, net charge offs as a percentage of accounts receivable purchased was .11% and .15%, respectively. For the same periods, the percentage of provision for doubtful accounts to accounts receivable purchased was .16% and .15%, respectively. Based on these relationships, and a review of the recorded allowance and accounts receivable at each period end, management believes the provisions and allowance to be adequate to absorb known and inherent losses in the accounts receivable portfolio. Because the assessment of the adequacy of the allowance and provisions for credit losses involves a significant degree of estimation and is subject to change, future provisions for credit losses may be greater or less than actual charge offs. See "ASSET QUALITY REVIEW -- Allowance for Doubtful Accounts - Capital Factors" below for additional discussion.

OTHER INCOME
------------

Other income increased $6.1 million, or 16%, to $45.0 million for the nine months ended September 30, 1997 compared to the same period in 1996. The increase in other income consisted primarily of an increase of $4.7 million in factoring revenues, which includes factoring commissions and other factoring revenues. Factoring revenues totaled $26.4 million or 59% of total other income for the nine months ended September 30, 1997 compared to $21.7 million or 56% of total other income for the same period in 1996. The Company, through Capital Factors, operates factoring offices in Fort Lauderdale, Florida, Los Angeles, California, New York, New York, Charlotte, North Carolina, and a limited service office in Atlanta, Georgia. Capital Factors is a specialized financial services company principally engaged in providing receivables-based commercial financing and related fee-based credit, collection and management information services. Capital Factors' clients are primarily small to medium size companies in various industries, including textile, apparel and furniture manufacturing and, recently, entities involved in the health care and temporary employment services industries.

Accounts receivable purchased by Capital Factors totaled $2.3 billion and $1.9 billion for the first nine months of 1997 and 1996, respectively, representing an increase of 24%. Factoring commissions increased 19% for the same periods and totaled $22.0 million for the nine months ended September 30, 1997 compared to $18.5 million for the same period in 1996. Although Capital Factors experienced increased commission income as a result of increased factored accounts receivable, commission income as a percentage of factored accounts receivable declined from .98% in 1996 to .94% in 1997. This decline was primarily the result of lower factoring fees charged to high volume clients in the New York market and a lower fee structure, partly because of high volume clients, in the Charlotte market. Capital Factors typically receives lower factoring fees from high volume customers because, among other reasons, high volume clients do not have the same servicing needs as smaller clients, requiring less labor intensive services to be performed by Capital Factors, and because there is increased competition for such client's business.

Service charges on deposits totaled $10.8 million or 24% of total other income for the first nine months of 1997 compared to $9.6 million or 25% of total other income for the same period in 1996. The increase is the result of the adjustment to the pricing of some services during the second half of 1996.

OTHER EXPENSES
--------------

Other expenses increased $6.0 million, or 10%, consisting primarily of an increase of $4.6 million in salaries and employee benefits. Salaries and employee benefits totaled $35.2 million in 1997 compared to $30.6 million in 1996. Approximately $3.4 million of the $4.6 million increase was at Capital Factors due to expansion of factoring activities.

PROVISION (BENEFIT) FOR INCOME TAXES
------------------------------------

The Company's effective tax rate varies with changes primarily in the derivation of pre-tax income by state, in the proportion of tax-exempt income and in corporate tax rates. The provision for income taxes for the nine months ended September 30, 1997 aggregated 37% of pre-tax income, after considering effect of minority interest in net income of consolidated subsidiary, compared to 40% for the same period in 1996.

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


GENERAL
-------

The Company recorded net income of $5.9 million for the three months ended September 30, 1997, compared to $5.1 million for the same period in 1996. Primary earnings per share was $.71 and $.64 at September 30, 1997 and 1996, respectively. Fully diluted earnings per share was $.70 and $.63 at the respective dates. The annualized return on average assets was 1.21% for the three months ended September 30, 1997, compared to 1.19% for the three months ended September 30, 1996. The annualized return on average stockholders' equity was 15.55% for the three months ended September 30, 1997 compared to 16.15% for the same period in 1996. The increase in net income was primarily a result of an improved net interest margin and higher factoring revenues offset by higher salaries and employee benefits.

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

                            BUSINESS SEGMENT DATA
                          (In Thousands of Dollars)

                                                     Three Months Ended
                                                        September 30,
                                                  -----------------------
                                                     1997          1996
                                                  --------       --------
Net interest income and non-interest income:
  Domestic banking activities                     $ 18,143       $ 15,628
  Foreign banking activities                         2,806          2,501
                                                  --------       --------
      Total banking activities                      20,949         18,129

  Factoring activities                              15,261         12,298
  Intercompany (1)                                     (69)           (67)
                                                  --------       --------
      Total                                       $ 36,141       $ 30,360
                                                  ========       ========

Income (loss) before income taxes:
  Domestic banking activities                     $  4,602       $  4,060
  Foreign banking activities                         1,584          1,232
                                                  --------       --------
      Total banking activities                       6,186          5,292

  Factoring activities                               5,995          5,686
  Minority interest in factoring activities,
    net of applicable taxes                           (682)          (513)
  Corporate and other (2)                           (1,578)        (1,462)
                                                  --------       --------
      Total                                       $  9,921       $  9,003
                                                  ========       ========



------------------------------------

(1) Intercompany operating results primarily reflect service charges on Capital Factors' accounts at the Bank.

(2) Corporate and other includes costs associated with various activities and functions, including the operations of Bancorp (parent only), certain senior management of the Bank and other administrative costs.

Net interest income derived from domestic banking activities amounted to $13.3 million and $11.0 million for the three months ended September 30, 1997 and 1996, respectively, primarily reflecting higher levels of average interest earning assets. Also, interest income in the third quarter of 1996 was reduced by $1.2 million for the correction of an error in a system generated interest accrual on certain installment loans. Non-interest income from domestic banking activities amounted to $4.7 million and $4.6 million in 1997 and 1996, respectively. Operating results from domestic activities was also effected by higher operating expenses and provisions for loan losses. Operating expenses increased $986,000 to $11.7 million for the third quarter of 1997 as compared to $10.7 million for the third quarter of 1996. Based on management's assessment of the allowance for loan losses and the domestic loan portfolio, the provision for domestic loan losses increased $957,000 to $1.7 million for the third quarter of 1997 compared to $773,000 for the third quarter of 1996.

The increase in operating results for the Bank's foreign activities was primarily the result of higher non-interest income. Non interest income amounted to $1.3 million and $1.1 in 1997 and 1996, respectively, primarily reflecting a $100,000 gain on the sale of foreign securities which were previously written off.

The increase in operating results from factoring activities results from higher non-interest income and net interest income partially offset by higher non-interest expenses and provisions for doubtful accounts. Non-interest income, which primarily represents factoring commissions, amounted to $9.9 million and $8.0 million in 1997 and 1996, respectively, reflecting increased accounts receivable purchased from $708.9 million for the third quarter of 1996 to $873.4 million for the same period of 1997. Net interest income derived from factoring activities increased primarily due to higher levels of average earning assets. The increase in non-interest expenses was primarily the result of the expansion of factoring activities.

NET INTEREST INCOME
-------------------

Net interest income for the three months ended September 30, 1997 increased $3.6 million over the comparable period in 1996, and consisted of an increase of $6.6 million in interest income offset by an increase of $3.0 million in interest expense. The increase in interest income primarily consisted of increases of $4.2 million in interest and fees on loans and $2.0 million in interest on advances to factoring clients. The increase in interest and fees on loans resulted from higher average loans of approximately $857.0 million for the third quarter of 1997 compared to $768.3 million for the same period in 1996. Interest on advances to factoring clients increased primarily as a result of higher advances against factored receivables. Interest expense was higher primarily due to higher average interest bearing liabilities. The increase in average interest bearing liabilities occurred primarily in time deposits and borrowings at Capital Factors. The net interest margin was 5.22% and 5.32% for the three months ended September 30, 1997 and 1996, respectively.

PROVISIONS FOR CREDIT LOSSES
----------------------------

For the three months ended September 30, 1997, the provision for loan losses amounted to $2.0 million compared to $875,000 for the same period in 1996. For the three months ended September 30, 1997, the provision for doubtful accounts - factoring subsidiary amounted to $1.6 million compared to $700,000 for the same period in 1996. The provisions reflect management's judgment as to the amount deemed adequate to absorb potential loan and receivable losses in the respective portfolios after evaluating the portfolios, current economic conditions, changes in the nature and volume of the portfolios, past loss experience and other pertinent factors.

OTHER INCOME AND EXPENSE
------------------------

Other income increased $2.2 million, or 16% for the three months ended September 30, 1997 compared to the same period in 1996. The increase in other income primarily consisted of increases of $1.8 million in factoring revenues. Factoring revenues increased due to expansion of factoring activities.

Other expenses increased $2.7 million, or 14%, consisting primarily of increases of $1.3 million in salaries and employee benefits and $1.2 million in other operating expenses. The increase in salaries and employee benefits primarily reflects increases at Capital Factors due to expansion of factoring activities.

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

ASSET QUALITY REVIEW
--------------------

The following table summarizes the Company's non-accrual loans and advances, past due loans, other potential problem loans and restructured loans and assets as of the dates indicated (in thousands of dollars):

                                   September 30,  December 31,
                                       1997          1996
                                   -------------  ------------
Non-accrual loans:
   Domestic                          $16,103        $5,301
   Foreign                                96            96

90 days past due or more:
   Domestic                              969           264
   Foreign                               290            --
                                     -------        ------

     Sub total                        17,458         5,661

Non-accrual advances                     320           660
                                     -------        ------
     Total                           $17,778        $6,321
                                     =======        ======

Other potential problem loans        $ 1,424        $5,532
                                     =======        ======

Restructured loans (1)               $ 8,185        $8,293
                                     =======        ======

Restructured assets (2)              $ 4,167        $3,593
                                     =======        ======



-------------------------

(1) Represents troubled debt restructurings as defined by Statement of Financial Accounting Standards No. 15. These loans were in compliance with terms at September 30, 1997.

(2) Represents securities available for sale (at market value) received in connection with restructured foreign loans. These bonds were in compliance with terms at September 30, 1997.

Domestic non-accrual loans aggregated $16.1 million at September 30, 1997, compared to $5.3 million at year end 1996. Domestic non-accrual loans aggregated 2.2% and .9% of total domestic loans at September 30, 1997 and December 31, 1996, respectively. The increase in domestic non-accrual loans resulted primarily from the transfer of three real estate loans, which totaled $10.4 million, from accrual status to non-accrual status during the second quarter of 1997. Included were loans for $2.8 million secured by rental apartments, $3.5 million secured by a townhouse project undergoing active development and construction, and $4.1 million secured by land. These three loans do not present any common circumstances which causes management to believe they represent broader trends in the loan portfolio. Each of these three loans is secured by first mortgages on real property and, based on information currently available, losses, if any, associated with the final resolution of these loans are not expected to be material to consolidated operating results.

Foreign non-accrual loans aggregated $96,000 at September 30, 1997 and December 31, 1996 and represented .1% of total foreign loans at both dates. See "Allowance for Loan Losses" below for additional discussion.

Impaired loans aggregated $15.4 million and $4.9 million at September 30, 1997 and December 31, 1996, respectively. All impaired loans at September 30, 1997 and December 31, 1996 were on non-accrual status. See "Allowance for Loan Losses" below for additional discussion.

Advances made by Capital Factors are placed on non-accrual status when the loan balance, including interest, is considered impaired and exceeds the estimated value of the underlying receivables or collateral. Non-accrual advances amounted to $320,000 at September 30, 1997, compared to $660,000 at December 31, 1996. The decrease in non-accrual advances is primarily the result of the payoff of advances with one client previously on non-accrual status. See "RESULTS OF OPERATIONS -- Provision for Doubtful Accounts - Capital Factors" above and "Allowance for Doubtful Accounts - Capital Factors" below for additional information.

Other potential problem loans are loans that management has identified where known information about possible credit problems causes management to have doubts as to the ability of borrowers to comply with present loan repayment terms. All such loans at September 30, 1997 and December 31, 1996 were with domestic borrowers. Other potential problem loans at September 30, 1997 totaled $1.4 million, and primarily consisted of commercial loans aggregating $1.3 million. At December 31, 1996 other potential problem loans totaled $5.5 million, and primarily consisted of real estate loans of $2.8 million and commercial loans totaling $2.4 million. The decrease in other potential problem loans is primarily the result of the transfer of real estate loans to non-accrual status.

ALLOWANCE FOR LOAN LOSSES
-------------------------

The allowance for loan losses is maintained at a level deemed adequate by management to absorb potential loan losses in the portfolio after evaluating the loan portfolio, the financial condition of borrowers, current economic conditions, changes in the nature and volume of the portfolio, past loan loss experience and other pertinent factors. Many of these factors involve a significant degree of estimation and are subject to rapid changes which could be unforeseen by management. As a consequence, the possibility exists that management's evaluation of the adequacy of the allowance could change, and such change could be material, as additional information becomes known. While the Company considers the allowance for loan losses to be adequate at September 30, 1997, management is unable to predict the amount, if any, of future provisions to the allowance.

The following table summarizes the activity in the allowance for loan losses for the periods indicated (dollar amounts in thousands):

                                                         Nine Months Ended
                                                            September 30,
                                                   ----------------------------
                                                     1997               1996
                                                   ---------          ---------
Allowance for loan
 losses at January 1                               $   9,333          $  11,789

Loans charged off:
  Commercial and financial                            (1,836)              (672)
  Foreign                                                 --             (3,391)
  Real estate - mortgage                                 (96)                --
  Consumer                                            (2,660)            (2,487)
                                                   ---------          ---------
   Total loans charged off                            (4,592)            (6,550)
                                                   ---------          ---------
Recoveries on loans previously charged off:
  Commercial and financial                               593                237
  Foreign                                                 --                 --
  Real estate - mortgage                                  14                 40
  Consumer                                               520                421
                                                   ---------          ---------
    Total recoveries                                   1,127                698
                                                   ---------          ---------
    Net loans charged off                             (3,465)            (5,852)
                                                   ---------          ---------
Additions to allowance
 charged to operating
 expense                                               5,650              3,175
                                                   ---------          ---------
Allowance for loan
 losses at September 30                            $  11,518          $   9,112
                                                   =========          =========
Average amount of
 loans outstanding
 for the year                                      $ 851,020          $ 742,432
                                                   =========          =========
Ratio of net loans
 charged off to average
 loans outstanding for
 the period (1) (2)                                      .54%              1.05%
                                                   =========          =========



---------------------

(1)  Before deduction of allowance for loan losses.

(2)  Annualized.

The allowance for loan losses totaled $11.5 million and $9.3 million at September 30, 1997 and December 31, 1996, respectively, representing 1.3% and 1.1% of outstanding loans at September 30, 1997 and December 31, 1996 respectively. The ratio of the allowance for loan losses to non-accrual loans was 71% at September 30, 1997 compared to 173% at December 31, 1996. The ratio of the allowance to total non-performing loans (non-accrual loans and loans past due 90 days or more) was 66% and 165% at September 30, 1997 and December 31, 1996, respectively. The decrease in these ratios primarily reflects the increase in non-accrual real estate loans. See "ASSET QUALITY REVIEW" above for additional discussion. While the above mentioned ratios have declined, the Company considers the allowance for loan losses to be adequate to absorb potential losses in the portfolio. See "ASSET QUALITY REVIEW" above for additional discussion. At September 30, 1997 the total allowance included $8.9 million allocated for domestic loans, $1.3 million allocated for foreign exposure and $1.3 million unallocated. At December 31, 1996, the domestic allocation was $7.4 million, foreign was $1.3 million and $633,000 was unallocated.

The allowance allocated for domestic loans increased as a result of management's evaluation of increases in non-accrual real estate loans at September 30, 1997. Management does not believe these increases represent material deteriorating trends, but are isolated to specific borrowers.

The allowance allocated for foreign loans has remained the same as a result of management's evaluation of the portfolio. Based on an assessment of the information currently available, management believes the allowance allocated for foreign loans at September 30, 1997 to be adequate. It is possible, however, that future deterioration in the repayment capacity of foreign borrowers could result in additional non-performing loans and additions to the allowance for loan losses in amounts not determinable at this time.

During the first nine months of 1997, domestic loan charge offs generally increased compared to the same period in 1996 primarily as a result of increases in commercial loan charge offs. There were no foreign loan charge offs in 1997, however, during the second quarter of 1996 the Bank charged off $3.4 million of loans with an Argentine and a Panamanian bank. Both banks had ceased normal operations.

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

                                            Nine Months Ended
                                              September 30,
                                        -----------------------
                                          1997            1996
                                        -------         -------
Allowance for doubtful accounts
  at January 1                          $ 2,994         $ 2,981
Allowance related to acquisition             --             100
Provision for credit losses               3,800           2,800
Charge offs                              (3,041)         (3,382)
Recoveries                                  375             478
                                        -------         -------
Allowance for doubtful accounts
  at September 30                       $ 4,128         $ 2,977
                                        =======         =======


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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

NATHAN J. ESFORMES, STANLEY I. WORTON, M.D., AND LEONARD WIEN, EACH AS INDIVIDUAL SHAREHOLDERS OF CAPITAL BANCORP AND ON BEHALF OF ALL OTHER SIMILARLY SITUATED SHAREHOLDERS V. ABEL HOLTZ, FANA HOLTZ, DANIEL M. HOLTZ, JAVIER J. HOLTZ, CAPITAL BANK, CAPITAL BANCORP, RUSSELL W. GALBUT, HUGH F. CULVERHOUSE, JR., CRAIG L. PLATT, JEFFREY H. PORTER, LEON J. SIMKINS AND ALEX HALBERSTEIN, Circuit Court for the 11th Judicial District in and for Dade County, Florida, Case No. 95-02515.

STANLEY I. WORTON, M.D. AND NATHAN ESFORMES V. ABEL HOLTZ, FANA HOLTZ, DANIEL HOLTZ, JAVIER HOLTZ, CAPITAL BANCORP, RUSSELL W. GALBUT, HUGH F. CULVERHOUSE, CRAIG L. PLATT, JEFFREY H. PORTER AND LEON J. SIMKINS, Circuit Court for the 11th Judicial District in and for Dade County, Florida, Case No. 95-02520-CA-09.

On October 29, 1997, the Company announced that, subject to the satisfaction of certain conditions, the above lawsuits had been settled. In entering into the settlement, no party admitted any wrong doing. Under the terms of the settlement agreement, Abel Holtz, the former chairman of the board, chief executive officer and president of Bancorp and the Bank, will surrender 140,000 shares of Bancorp Common Stock to Bancorp for cancellation. In addition Bancorp will pay $8.5 million to the plaintiffs' counsel in the lawsuits as a compromise resolution of all of the plaintiffs' claims for legal fees and costs. The settlement agreement also provides for the dismissal of the two lawsuits with prejudice and the release of certain irrevocable proxies that previously had been granted on shares of Bancorp Common Stock owned by the plaintiffs. Such plaintiffs have agreed to vote their shares in favor of the pending merger between Bancorp and Union Planters Corporation, a bank holding company based in Memphis, Tennessee ("UPC").

In addition, the parties have agreed to stay their appeals of the denial of the change-in-control application filed by Fana Holtz, Daniel Holtz and Javier Holtz to acquire and/or maintain a controlling interest in the Bank. Upon consummation of the merger with UPC, the parties will file a motion to dismiss their respective appeals of such denial as moot.

The settlement, which has been approved by the court, is subject to the lack of any objection by the relevant bank regulatory authorities and approval of the merger between Bancorp and UPC by the shareholders of Capital Bancorp. A special meeting of the shareholders of Capital Bancorp for consideration of the merger is scheduled to be held on November 24, 1997.

In addition to the above mentioned lawsuits, various legal actions and proceedings are pending or are threatened against Bancorp, the Bank and Capital Factors, some of which seek relief or damages in amounts that are substantial. Unlike the aforementioned matters, however, these actions or proceedings arose in the ordinary course of business. Due to the complex nature of some of these matters, it may be a number of years before they are ultimately resolved. After consultation with legal counsel, management believes the aggregate liability, if any, to Bancorp, the Bank and/or Capital Factors resulting from such pending or threatened actions and proceedings will not have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit 11  - Calculation of Earnings Per Share

     Exhibit 27  - Financial Data Schedule - This exhibit is incorporated by reference to Exhibit 27 set forth in the September 30, 1997 Form 10-Q electronically filed on November 14, 1997.

-------------------------


(b) The following Current Reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997:

                    - The Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 1997 reporting information under Item 5, Other Events.

                    - The Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 1997 reporting information under Item 5, Other Events.

                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   November 14, 1997      By: /s/ Lucious T. Harris
                                   -----------------------------------
                                   LUCIOUS T. HARRIS
                                   Senior Vice President and
                                   Treasurer
                                   (Principal Financial and Accounting Officer)